Form 10-Q
period 2008-03-31
Town & Country Appraisal Service, Inc.
filed 2008-08-04
CIK 1434111

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐  TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE EXCHANGE ACT

For the transition period from ___________ to _____________

Town and Country Appraisal Service, Inc.

(Exact name of small business issuer as specified in its charter)

Nevada	000-53214	26-1703958
(State or other jurisdiction of incorporation or organization)	(Commission file number)	(IRS Employer Identification No.)

John S. Chidester Town and Country Appraisal Service, Inc. 710 Westbridge Street PO Box 1041 Blackfoot, ID 83221 (Address of principal executive offices)

208-785-2474
(Issuer's telephone number)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐ *   No ☐

*Company’s Registration Statement on Form 10 became effective on July 1, 2008

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐  Accelerated Filer ☐  Non-Accelerated Filer☐    Smaller Reporting Company ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 10,000,000 shares of Common Stock, as of July 31, 2008.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one): Yes ☐    No ☒

Transitional Small Business Disclosure Format (check one): Yes ☐    No ☒

TOWN AND COUNTRY APPRAISAL SERVICE, INC.

FORM 10-Q

March 31, 2008

	PART II-- OTHER INFORMATION

Item 1.	Legal Proceedings	12
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	12
Item 3.	Defaults Upon Senior Securities	12
Item 4.	Submission of Matters to a Vote of Security Holders	12
Item 5.	Other Information	12
Item 6.	Exhibits and Reports on Form 8-K	12

	SIGNATURE

ITEM 1. Financial Information

TOWN AND COUNTRY APPRAISAL SERVICE, INC.

Page
ITEM 1 – Financial Information

Balance Sheets as of March 31, 2008 (Unaudited) and December 31, 2007	4

Statements of Operations for the Three Months Ended March 31, 2008 and 2007 (Unaudited)	5

Statements of Cash Flows for the Three Months Ended March 31, 2008 and 2007 (Unaudited)	6

Notes to the Financial Statements (Unaudited)	7

TOWN AND COUNTRY APPRAISAL SERVICE, INC.

Balance Sheets

As of March 31, 2008 and December 31, 2007

ASSETS

	2008	2007
	(unaudited)
CURRENT ASSETS:
Cash	$7,569	$-

TOTAL ASSETS	$7,569	$-

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Accrued liabilities	$7,569	$-

Stockholders' Equity:
Preferred stock: $0.001 par value; 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock: $0.001 par value; 74,000,000 shares authorized; 10,000,000 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	10,000	10,000
Additional paid-in capital	(9,340)	(9,340)
Accumulated deficit	(660)	(660)
Total stockholders’ equity	-	-

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,569	$-

See accompanying notes to the financial statements.

TOWN AND COUNTRY APPRAISAL SERVICE, INC.

Statements of Operations

For the Three Months Ended March 31, 2008 and 2007

(Unaudited)

	2008	2007

Revenues	$30,575	$17,175

Operating expenses:
Compensation and contractor fees	22,129	12,675
General and administrative	8,446	4,500
Total	30,575	17,175

Net income (loss)	$-	$-

Net income (loss) per common share - basic and diluted	$0.00	$0.00

Weighted average number of common shares outstanding - basic and diluted	10,000,000	9,340,000

See accompanying notes to the financial statements.

TOWN AND COUNTRY APPRAISAL SERVICE, INC.

Statements of Cash Flows

For the Three Months Ended March 31, 2008 and 2007

(Unaudited)

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$-	$-
Adjustments to reconcile net loss to net cash provided by operating activities:
Changes in: Accrued liabilities:	7,569	8,980
Net Cash Provided by Operating Activities	7,569	8.980

CHANGE IN CASH	7,569	8,980
CASH AT BEGINNING OF PERIOD	-	-
CASH AT END OF PERIOD	$7,569	$8,980

SUPPLEMENTARY INFORMATION

Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes to the financial statements.

TOWN AND COUNTRY APPRAISAL SERVICE, INC.

Notes to Unaudited Financial Statements

March 31, 2008

(Unaudited)

NOTE 1

BASIS OF PRESENTATION

The accompanying interim financial statements for the three-month periods ended March 31, 2008 and 2007 are unaudited and include all adjustments (consisting of normal recurring adjustments) considered necessary by management for a fair presentation.  The results of operations realized during an interim period are not necessarily indicative of results to be expected for a full year.  These financial statements should be read in conjunction with the information filed as part of the Company’s Annual Report on Form 10-12G of the Company as filed with the United States Securities and Exchange Commission (the “SEC”) on May 1, 2008.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amount of revenues and expenses during the reporting period. Actual results could differ from these estimates.

NOTE  2

GOING CONCERN

Town and Country’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, the Company has accumulated losses aggregating to $660 and has insufficient working capital to meet operating needs for the next twelve months as of March 31, 2008, all of which raise substantial doubt about Town and Country’s ability to continue as a going concern.

The Company will continue seeking business and referrals from its business contacts in Idaho. No assurances can be given as to the likelihood of its success in obtaining new and additional business referrals.

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

Information set forth herein contains "forward-looking statements" which can be identified by the use of forward-looking terminology such as "believes," "expects," "may,” “should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. No assurance can be given that the future results covered by the forward-looking statements will be achieved. The Company cautions readers that important factors may affect the Company’s actual results and could cause such results to differ materially from forward-looking statements made by or on behalf of the Company.  These factors include the Company’s lack of historically profitable operations, dependence on key personnel, the success of the Company’s business, ability to manage anticipated growth and other factors identified in the Company's filings with the Securities and Exchange Commission, press releases and/or other public communications.

The following discussion and analysis provides information which management of Town and Country Appraisal Service, Inc. (the "Company") believes to be relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read together with the Company's financial statements and the notes to financial statements, which are included in this report.

This management's discussion and analysis or plan of operation should be read in conjunction with the financial statements and notes thereto of the Company for the quarter ended March 31, 2008. Because of the nature of a relatively new and growing company the reported results will not necessarily reflect the future.

Operations

We have been performing commercial and residential real estate appraisals, principally in southeast Idaho, since 1976. As of July 31, 2008, we had one employee, John S. Chidester, who is currently available substantially on a full-time basis. Mr. Chidester, who is not under contract, will devote the amount of time to us that is necessary to perform the engagements obtained and to seek new ones. We also use independent contractors, who are relatives of Mr. Chidester, to assist in some appraisals. These independent contractors hold all necessary licenses.

A summary of operating results for the three month periods ended March 31, 2008 and 2007 follows:

	2008	2007

Revenues	$30,575	$17,175

Operating expenses:
Compensation and contractor fees	22,129	12,675
General and administrative	8,446	4,500
Total	30,575	17,175

Net income (loss)	$-	$-

Revenues - We completed 38 residential appraisals and two commercial appraisals in 2008. We also received revenues aggregating $15,000 from assisting three counties to prepare assessor’s manuals.  In 2007, we did not receive any revenues for assisting counties in preparing manuals.

Compensation and contractor fees - consist of salary expenses to Mr. Chidester and fees to independent contractors who are related to Mr. Chidester. The increase corresponds to the increase in revenues.

General and administrative expenses – the principal component of general and administrative expenses is approximately $4,500 in each quarter paid to John Chidester in consideration for providing office space and services. In 2008, there were also $1,500 for professional fees and $948 for continuing education.

Other

As a corporate policy, we will not incur any cash obligations that we cannot satisfy with known resources, of which there are currently none except as described in “Liquidity” below.

Liquidity

We do not have any credit facilities or other commitments for debt or equity financing. No assurances can be given that advances when needed will be available. We do not believe that we need funding to cover current operations because we do not have a capital intensive business plan and can also use independent contractors, if necessary or advisable, to assist in many projects. We will use funding, if obtained, to cover the salary of our president and to pay for marketing materials and proposal efforts. We currently have no formal salary arrangements with Mr. Chidester. While no annual salary or length of employment has been determined to date, we anticipate providing an annual salary not to exceed $100,000 commencing with the successful completion of several engagements. The salary will be paid out of revenues, if any, or accrued if sufficient cash is not available to make payments. The accrual will begin after we have generated revenue of at least $25,000. We may seek private capital following the effectiveness of this registration statement on Form 10. The registration statement becomes effective 60 days subsequent to filing. Such funding, which we anticipate would not exceed $100,000, will, if obtained, be used to pay salaries and for the production of marketing materials. However, we will conduct operations and seek client engagements even if no funding is obtained. The private capital will be sought from former business associates of our president or private investors referred to us by those associates. If a market for our shares ever develops, of which there can be no assurances and which is unlikely in the foreseeable future, we will use shares to compensate employees/consultants wherever possible.  To date, we have not sought any funding source and have not authorized any person or entity to seek out funding on our behalf.

We are now subject to the reporting requirements of the Exchange Act of 1934 and will incur ongoing expenses associated with professional fees for accounting, legal and a host of other expenses for annual reports and proxy statements. We estimate that these costs may range up to $50,000 per year for the next few years and will be higher if our business volume and activity increases but lower during the first year of being public because our overall business volume will be lower, and we will not yet be subject to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. These obligations will reduce our ability and resources to fund other aspects of our business. We hope to be able to use our status as a public company to increase our ability to use noncash means of settling obligations and compensating independent contractors who provide services for us, although there can be no assurances that we will be successful in any of those efforts. We will reduce the compensation levels paid to management if there is insufficient cash generated from operations to satisfy these costs.

To meet commitments that become due more than 12 months in the future, we will have to obtain client engagements in sufficient number and at sufficient levels of profitability. There does not currently appear to be any other viable source of long-term financing except that management may consider various sources of debt and/or equity financing if the same financing can be obtained on terms deemed reasonable to management.

Recently Issued Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

Critical Accounting Policies

The preparation of financial statements and related notes requires us to make judgments, estimates, and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities.

An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements.

Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements.  There are no critical policies or decisions that rely on judgments that are based on assumptions about matters that are highly uncertain at the time the estimate is made.  Note 2 to the financial statements, included elsewhere in this prospectus, includes a summary of the significant accounting policies and methods used in the preparation of our financial statements.

Seasonality

We do not typically experience a significant seasonal impact in our business.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to certain market risks, including changes in interest rates and currency exchange rates.  The Company does not undertake any specific actions to limit those exposures.

ITEM 4

CONTROLS AND PROCEDURES

(a)

Evaluation of Disclosure Controls and Procedures.

An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") (in this case the same person), of the effectiveness of the Company's disclosure controls and procedures as of March 31, 2008. Based on that evaluation, the CEO/CFO has concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance that: (i) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including the CEO/CFO, as appropriate to allow timely decisions regarding required disclosure by the Company; and (ii) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)      Changes in Internal Controls.

During the quarter ended March 31, 2008, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1	Legal Proceedings

None

Item 2	Unregistered Sale of Equity Securities and Use of Proceeds

None

Item 3	Defaults Upon Senior Securities

None

Item 4	Submission of Matters to a Vote of Shareholders

None

Item 5	Other Information

None

Item 6	Exhibits and Reports on Form 8-K

(a)           Exhibits

Exhibit Number	Description
31.1	Section 302 Certification Of Chief Executive And Chief Financial Officer

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002 – Chief Executive And Chief Financial Officer

(b)           Reports of Form 8-K

None.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Town and Country Appraisal Service, Inc.

(Registrant)

/s/ John S. Chidester

John S. Chidester

Title: President and Chief Financial Officer

August 1, 2008