Form 10-Q
period 2008-06-30
Town & Country Appraisal Service, Inc.
filed 2008-08-11
CIK 1434111

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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
(Issuer's telephone number)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐ *   No ☐

*Company’s Registration Statement on Form 10 became effective on August 7, 2008

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes ☐    No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

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

FORM 10-Q

June 30, 2008

INDEX

PART I-- FINANCIAL INFORMATION

PART II-- OTHER INFORMATION

		Page
Item 1.	Legal Proceedings	13
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13
Item 3.	Defaults Upon Senior Securities	13
Item 4.	Submission of Matters to a Vote of Security Holders	13
Item 5.	Other Information	13
Item 6.	Exhibits and Reports on Form 8-K	13

	SIGNATURE	14

ITEM 1. Financial Information

TOWN AND COUNTRY APPRAISAL SERVICE, INC.

Page
ITEM 1 – Financial Information

Balance Sheets as of June 30, 2008 (Unaudited) and December 31, 2007	5

Statements of Operations for the Three and Six Months Ended June 30, 2008 and 2007 (Unaudited)	6

Statements of Cash Flows for the Six Months Ended June 30, 2008 and 2007 (Unaudited)	7

Notes to the Financial Statements (Unaudited)	8

TOWN AND COUNTRY APPRAISAL SERVICE, INC.

Balance Sheets

As of June 30, 2008 and December 31, 2007

ASSETS
	2008	2007
	(unaudited)
CURRENT ASSETS:
Cash	$-	$-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities:
Accrued liabilities	$1,000	$-
Stockholders' Deficit:
Preferred stock: $0.001 par value; 1,000,000 shares authorized; no shares issued or outstanding
Common stock: $0.001 par value; 74,000,000 shares authorized; 10,000,000 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	10,000	10,000
Additional paid-in capital	(9,340)	(9,340)
Accumulated deficit	(1,660)	(660)
Total stockholders’ deficit	(1,000)	-

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

See accompanying notes to the financial statements.

TOWN AND COUNTRY APPRAISAL SERVICE, INC.

Statements of Operations

For the Three and Six Months Ended June 30, 2008 and 2007

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Revenues	$27,335	$31,455	$57,910	$48,630

Operating expenses:
Compensation and contractor fees	20,126	26,955	42,255	39,630
General and administrative	8,209	5,160	16,655	9,660
Total	28,335	32,115	58,910	49,290

Net (loss)	$(1,000)	$(660)	$(1,000)	$(660)

Net (loss) per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	10,000,000	9,668,177	10,000,000	9,507,735

See accompanying notes to the financial statements.

TOWN AND COUNTRY APPRAISAL SERVICE, INC.

Statements of Cash Flows

For the Six Months Ended June 30, 2008 and 2007

(Unaudited)

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(1,000)	$(660)
Adjustments to reconcile net loss to net cash provided by operating activities:
Changes accrued liabilities	1,000	-
Net Cash Used in Operating Activities	-	(660)

CASH FROM FINANCING ACTIVITIES:
Sale of shares	-	660

CHANGE IN CASH	-	-
CASH AT BEGINNING OF PERIOD	-	-
CASH AT END OF PERIOD	$-	$-

SUPPLEMENTARY INFORMATION

Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes to the financial statements.

TOWN AND COUNTRY APPRAISAL SERVICE, INC.

Notes to Unaudited Financial Statements

June 30, 2008

(Unaudited)

NOTE 1

 BASIS OF PRESENTATION

The accompanying interim financial statements for the six-month periods ended June 30, 2008 and 2007 are unaudited and include all adjustments (consisting of normal recurring adjustments) considered necessary by management for a fair presentation.  The results of operations realized during an interim period are not necessarily indicative of results to be expected for a full year.  These financial statements should be read in conjunction with the information filed as part of the Company’s Annual Report on Form 10-12G of the Company as filed with the United States Securities and Exchange Commission (the “SEC”) on May 1, 2008.

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

NOTE 2

 GOING CONCERN

Town and Country’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, the Company has accumulated losses aggregating to $1,660 and has insufficient working capital to meet operating needs for the next twelve months as of June 30, 2008, all of which raise substantial doubt about Town and Country’s ability to continue as a going concern.

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

The following discussion and analysis provides information which the Company’s management believes to be relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read together with the Company's financial statements and the notes to financial statements, which are included in this report.

This management's discussion and analysis or plan of operation should be read in conjunction with the financial statements and notes thereto of the Company for the six months ended June 30, 2008. The reported results may not necessarily reflect the future.

Operations

We have been performing commercial and residential real estate appraisals, principally in southeast Idaho, since 1976. As of July 3, 2008, we had one employee, John S. Chidester, who is currently available substantially on a full-time basis. Mr. Chidester, who is not under contract, will devote the amount of time to us that is necessary to perform the engagements obtained and to seek new ones. We also use independent contractors, who are relatives of Mr. Chidester, to assist in some appraisals. These independent contractors hold all necessary licenses.

A summary of operating results for the six months ended June 30, 2008 and 2007 follows:

	2008	2007

Revenues	$57,910	$48,630

Operating expenses:
Compensation and contractor fees	42,255	39,630
General and administrative	16,655	9,660
Total	58,910	49,290

Net (loss)	$(1,000)	$(660)

Revenues - We completed several residential and commercial appraisals in 2008. We also received revenues aggregating $15,000 from assisting three counties to prepare assessor’s manuals during 2008.  In 2007, we did not receive any revenues for assisting counties in preparing manuals.

Compensation and contractor fees - consist of salary expenses to Mr. Chidester and fees to independent contractors who are related to Mr. Chidester.

General and administrative expenses – The principal component of general and administrative expenses is approximately $9,000 in each period presented paid to John Chidester in consideration for providing office space and services. In 2008, there were also $2,500 for professional fees and $850 for continuing education. The change generally corresponds to the change in revenues.

Other - As a corporate policy, we will not incur any cash obligations that we cannot satisfy with known resources, of which there are currently none except as described in “Liquidity” below.

Liquidity - We do not have any credit facilities or other commitments for debt or equity financing. No assurances can be given that advances when needed will be available. We do not believe that we need funding to cover current operations because we do not have a capital intensive business plan and can also use independent contractors, if necessary or advisable, to assist in many projects. We will use funding, if obtained, to cover the salary of our president and to pay for marketing materials and proposal efforts. We currently have no formal salary arrangements with Mr. Chidester. While no annual salary or length of employment has been determined to date, we anticipate providing an annual salary not to exceed $100,000 commencing with the successful completion of several engagements. The salary will be paid out of revenues, if any, or accrued if sufficient cash is not available to make payments. The accrual will begin after we have generated revenue of at least $25,000. We may seek funding although have not done so as yet.  However, we will conduct operations and seek client engagements even if no funding is obtained. The private capital will be sought from former business associates of our president or private investors referred to us by those associates. If a market for our shares ever develops, of which there can be no assurances and which is unlikely in the foreseeable future, we will use shares to compensate employees/consultants wherever possible.  To date, we have not sought any funding source and have not authorized any person or entity to seek out funding on our behalf.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, obligations under any guarantee contracts or contingent obligations. We also have no other commitments, other than the costs of being a public company that will increase our operating costs or cash requirements in the future.

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to certain market risks, including changes in interest rates and currency exchange rates.  The Company does not undertake any specific actions to limit those exposures.

ITEM 4

CONTROLS AND PROCEDURES

(a)

Evaluation of Disclosure Controls and Procedures.

An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") (in this case the same person), of the effectiveness of the Company's disclosure controls and procedures as of June 30, 2008. Based on that evaluation, the CEO/CFO has concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance that: (i) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including the CEO/CFO, as appropriate to allow timely decisions regarding required disclosure by the Company; and (ii) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms

(b)      Changes in Internal Controls.

During the quarter ended June 30, 2008, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

August 8, 2008