Form 10-Q
period 2008-09-30
Town & Country Appraisal Service, Inc.
filed 2008-11-06
CIK 1434111

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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
(Issuer's telephone number)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐ Accelerated Filer ☐ Non-Accelerated Filer ☐ Smaller Reporting Company ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 10,000,000 shares of Common Stock, as of November 4, 2008.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one): Yes ☐   No ☒

Transitional Small Business Disclosure Format (check one): Yes ☐  No ☒

TOWN AND COUNTRY APPRAISAL SERVICE, INC.

FORM 10-Q

September 30, 2008

ITEM 1. Financial Information

TOWN AND COUNTRY APPRAISAL SERVICE, INC.

Balance Sheets

September 30, 2008 and December 31, 2007

ASSETS
	2008	2007
	(unaudited)
CURRENT ASSETS:
Cash	$6,130	$-

TOTAL ASSETS	$6,130	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES:
Accrued liabilities	$7,130	$-

Stockholders' Deficit:
Preferred stock: $0.001 par value; 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock: $0.001 par value; 74,000,000 shares authorized; 10,000,000 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	10,000	10,000
Additional paid-in capital	(9,340)	(9,340)
Accumulated deficit	(1,660)	(660)
Total stockholders’ deficit	(1,000)	-

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$6,130	$-

See accompanying notes to the financial statements.

TOWN AND COUNTRY APPRAISAL SERVICE, INC.

Statements of Operations

For the Three and Nine Months Ended September 30, 2008 and 2007

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Revenues	$36,061	$31,215	$93,971	$79,845

Operating expenses:
Compensation and contractor fees	28,081	26,715	70,335	66,345
General and administrative	7,980	4,500	24,636	14,160
Total	36,061	31,215	94,971	80,505

Net (loss)	$-0-	$-0-	$(1,000)	$(660)

Net (loss) per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	10,000,000	10,000,000	10,000,000	9,670,000

See accompanying notes to the financial statements.

TOWN AND COUNTRY APPRAISAL SERVICE, INC.

Statements of Cash Flows

For the Nine Months Ended September 30, 2008 and 2007

(Unaudited)

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(1,000)	$(660)
Adjustments to reconcile net loss to net cash provided by operating activities:
Changes accrued liabilities	7,130	-
Net Cash Used in Operating Activities	6,130	(660)

CASH FROM FINANCING ACTIVITIES:
Sale of shares	-	660

CHANGE IN CASH	6,130	-
CASH AT BEGINNING OF PERIOD	-	-
CASH AT END OF PERIOD	$6,130	$-

SUPPLEMENTARY INFORMATION

Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes to the financial statements.

TOWN AND COUNTRY APPRAISAL SERVICE, INC.

Notes to Unaudited Financial Statements

September 30, 2008

(Unaudited)

NOTE 1

 BASIS OF PRESENTATION

The accompanying interim financial statements for the three and nine-month periods ended September 30, 2008 and 2007 are unaudited and include all adjustments (consisting of normal recurring adjustments) considered necessary by management for a fair presentation.  The results of operations realized during an interim period are not necessarily indicative of results to be expected for a full year.  These financial statements should be read in conjunction with the information filed as part of the Company’s Annual Report on Form 10-12G as filed with the United States Securities and Exchange Commission on May 1, 2008.

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

NOTE 2

 GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, the Company has accumulated losses aggregating to $1,660 and has insufficient working capital to meet operating needs for the next twelve months as of September 30, 2008, all of which raise substantial doubt about the Company’s ability to continue as a going concern.

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

This management's discussion and analysis or plan of operation should be read in conjunction with the financial statements and notes thereto of the Company for the nine months ended September 30, 2008. The reported results may not necessarily reflect the future.

Operations

We have been performing commercial and residential real estate appraisals, principally in southeast Idaho, since 1976. As of October 17, 2008, we had one employee, John S. Chidester, who is currently available substantially on a full-time basis. Mr. Chidester, who is not under contract, will devote the amount of time to us that is necessary to perform the engagements obtained and to seek new ones. We also use independent contractors, who are relatives of Mr. Chidester, to assist in some appraisals. These independent contractors hold all necessary licenses.

A summary of operating results for the nine months ended September 30, 2008 and 2007 follows:

	2008	2007

Revenues	$93,971	$79,845

Operating expenses:
Compensation and contractor fees	70,335	66,345
General and administrative	24,636	14,160
Total	94,971	80,505

Net (loss)	$(1,000)	$(660)

Revenues - We completed 95 residential and 17 commercial appraisals during the nine months ended September 30, 2008. We also received revenues aggregating $15,000 from assisting three counties to prepare assessor’s manuals during 2008.  In addition, we received $10,075 for one commercial appraisal performed for the Federal Bankruptcy Court. In 2007, we did not receive any revenues for assisting counties in preparing manuals.

Compensation and contractor fees - consist of salary expenses to Mr. Chidester and fees to independent contractors who are related to Mr. Chidester.

General and administrative expenses – The principal component of general and administrative expenses is approximately $13,500 in each period presented paid to John Chidester in consideration for providing office space and services. In 2008, there were also $3,500 for professional fees and $1,798 for continuing education. The change generally corresponds to the change in revenues.

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

Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements.  There are no critical policies or decisions that rely on judgments that are based on assumptions about matters that are highly uncertain at the time the estimate is made.  Note 2 to the financial statements included in the Company’s Annual Report on Form 10-12G as filed with the United States Securities and Exchange Commission on May 1, 2008 includes a summary of the significant accounting policies and methods used in the preparation of our financial statements.

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

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

ITEM 4

CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of  the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act (defined below)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management,  including our principal executive officer  and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2008. Based on this evaluation, our management has concluded that our disclosure controls and procedures adequately ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

The evaluation of our disclosure controls and procedures did not identify any change in our internal control over financial reporting that occurred during or subsequent to the quarter ended September 30, 2008 that has materially affected or is reasonably likely to materially affect our internal control over such reporting.

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

November 6, 2008