Form 10-K
period 2008-12-31
Town & Country Appraisal Service, Inc.
filed 2009-04-10
CIK 1434111

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

 X .

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

     .

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number 000-53214

TOWN AND COUNTRY APPRAISAL SERVICE, INC.
(Exact Name of Registrant as Specified in its Charter)

Nevada	26-1703958
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

710 Westbridge Street PO Box 1041 Blackfoot, ID	83221
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number: 208-785-2474

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act: Common Stock par value $.001 per share

Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act Yes      .No  X .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes      . No  X .

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X . No      .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  X .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Check one:

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	.	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      . No  X .

The number of shares outstanding of each of the Registrant’s classes of common stock, as of March 31, 2009 is 10,000,000 shares, all of one class, $.001 par value per share.

The Registrant’s common stock has not traded on the OTCBB or elsewhere and, accordingly, there is no aggregate “market value” to be indicated for such shares. The “value” of the outstanding shares held by non-affiliates, based upon the book value as of March 312009, is $-0-.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are herewith incorporated by reference: NONE

TOWN AND COUNTRY APPRAISAL SERVICE, INC.

PART I

Explanatory Note

This Annual Report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the “Exchange Act”). These statements are based on management's beliefs and assumptions, and on information currently available to management. Forward-looking statements include the information concerning possible or assumed future results of operations of the Company set forth under the heading “Management's Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements also include statements in which words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “consider” or similar expressions are used.

Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions. The Company's future results and shareholder values may differ materially from those expressed in these forward-looking statements. Readers are cautioned not to put undue reliance on any forward-looking statements.

Item 1. BUSINESS

Town and Country Appraisal Service, Inc. (“TCA,” “we”, “us,” “our,” or the “Company”) was incorporated under the laws of the State of Nevada on April 16, 2007 to succeed an unincorporated entity controlled and operated by our founder, John S. Chidester, since 1976. We perform commercial and residential real estate appraisals, principally in southeastern Idaho.

Operations

We have been performing commercial and residential real estate appraisals, principally in southeast Idaho, since 1976. Our principal engagements involve:

•

Appraisals for banks in transactions involving financing;

•

Appraisals for lawyers in bankruptcy proceedings;

•

Appraisals of properties for estate purposes; and

•

Appraisals for counties to assist in real estate tax assessments.

In performing appraisals, we use one or a combination of three standard valuation techniques:

Cost Approach – uses the theory that the value of a property can be estimated by summing the land value and the depreciated value of any improvements. The value of the improvements considered to be estimated replacement or reproduction cost new less deprecation. Reproduction refers to reproducing an exact replica. Replacement cost refers to the cost of building a house or other improvement which has the same utility, but using modern design, workmanship and materials. In practice, appraisers use replacement cost and then deduct a factor for any functional disutility associated with the age of the subject property. The cost approach is considered generally reliable when used on newer structures, but the method tends to become less reliable for older properties. The cost approach is often the only reliable approach when dealing with special use properties

Sales Comparison Approach - examines the price or price per unit area of similar properties being sold in the marketplace. The sales of properties similar to the subject property being appraised are analyzed, and the sale prices adjusted to account for differences in the comparables to the subject property being appraised to determine the value of the subject. To the extent possible, we attempt to locate from five to ten market comparables when we use this method. This approach is generally considered the most reliable if adequate comparable sales exist and is often used for residential real estate appraisals. In any event, it is the only independent check on the reasonability of an appraisal opinion.

Income Capitalization Approach is used to value commercial and investment properties. In a commercial income producing property this approach capitalizes an income stream into a present value. This can be done using revenue multipliers or single-year capitalization rates of the appraised property’s current and/or projected net operating income. Alternatively, multiple years of net operating income can be valued by a discounted cash flow analysis (“DCF”) model. The DCF model is widely used to value larger and more expensive income-producing properties, such as large office buildings. We tend to use a rate of return that a client expects to estimate what the appraised property is worth to that client.

We frequently use more than one approach for the same property and compare the results. Upon completion, we issue written reports disclosing the techniques used, assumptions made and results.

Appraisals for larger farms or buildings may cost from $2,500 to $3,500. Residential appraisals cost between $450 and $550. Payment is due upon project completion.

Competition and Marketing

We compete with several other appraisal companies that tend to be similar to us in size. We do not advertise or formally market our services. We have been in operation in our area for more than 30 years and obtain our business opportunities from referrals from lawyers and real estate firms. We cannot provide any assurances that the current approach will be successful in the future.

Regulation

Appraisal practice in the United States is regulated by each state. The Financial Institutions Reform and Recovery and Enforcement Act (FIRREA) of 1989 required the states to develop systems for licensing and certifying real estate appraisers. To accomplish this, the Appraisal Subcommittee was formed with representatives from the various Federal mortgage regulatory agencies. Thus, today all real estate appraisers must be state-licensed and certified. Mr. Chidester holds all necessary licenses from the State of Idaho. In addition, we only use independent contractors who are licensed.

Intellectual Property

We have no patents or trademarks.

Employees

As of March 31, 2009, we had one fulltime employee, John S. Chidester, who is currently available substantially on a full-time basis. Mr. Chidester, who is not under contract, will devote the amount of time to us that is necessary to perform the engagements obtained and to seek new ones. Kathleen Chidester is our secretary and devotes several hours a week to us.

We also use independent contractors, who are relatives of Mr. Chidester (being his son and daughter-in-law), to assist in some appraisals. These independent contractors hold all necessary professional licenses.

Item 1A. RISK FACTORS

Risks Related to the Business

We have very limited financial resources and no assets.

We have limited capital and there can be no assurance that we will be able to raise the capital needed to carry on our business. We have incurred, and will continue to incur, operating losses for the foreseeable future. Even if we achieve profitability there can be no assurance that we can sustain or increase profitability on a quarterly or annual basis. Our failure to meet and realize our objectives may have a material adverse effect on our business, financial condition and results of operations, including failure as a business.

Our financial statements are prepared using principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, we do not have significant cash or other material liquid assets, nor do we have an established source of revenue sufficient to cover our operating costs and to allow us to continue as a going concern. We may, in the future, experience significant fluctuations in our results of operations.  If we are required to obtain additional debt and equity financing or our illiquidity could suppress the value and price of our shares if and when trading in those shares develops. However, our future offerings of securities may not be undertaken, and if undertaken, may not be successful or the proceeds derived from these offerings may be less than anticipated and/or may be insufficient to fund operations and meet the needs of our business plan. Our current working capital is not sufficient to cover expected cash requirements for 2009 or to bring us to a positive cash flow position. It is possible that we will never become profitable and will not be able to continue as a going concern. Our auditors included an explanatory paragraph in their opinion on our 2008 financial statements discussing the uncertainty of our ability to continue as a going concern.

We are and will continue to be completely dependent on the services of our president, John S. Chidester, the loss of whose services would likely cause our business operations to cease.

 Our current business strategy is completely dependent upon the knowledge, reputation and business contacts of John S. Chidester, our president. If we were to lose the services of Mr. Chidester, it is unlikely that we would be able to continue conducting our business plan even if some financing is obtained.

Our chief executive officer and sole employee, John S. Chidester, is entirely responsible for the execution of our business. He is under no contractual obligation to remain employed by us. If he should choose to leave us for any reason before we have hired qualified additional personnel, our operations are likely to fail. Even if we are able to find additional personnel, it is uncertain whether we could find someone who could develop our business along the lines described herein. We will fail without Mr. Chidester or an appropriate replacement(s). We intend to acquire “key–man” life insurance on the life of Mr. Chidester naming us as the beneficiary when and if we obtain the resources to do so, and Mr. Chidester remains insurable. We have not yet attempted to procure such insurance, and there is no guarantee that we will be able to obtain such insurance in the future.

.

Our success depends on our ability to maintain our professional reputation and name. If we are unable to do so, our business would be significantly and negatively impacted.

We depend on our overall reputation and name recognition to secure new engagements. We will obtain and are likely to continue obtaining many of our new engagements from existing clients or from referrals by those clients. A client who is dissatisfied with our work can adversely affect our ability to secure new engagements. If any factor hurts our reputation, including poor performance, we may experience difficulties in competing successfully for new engagements. Failure to maintain our professional reputation and brand name could seriously harm our business, financial condition and results of operations.

John S. Chidester, our Chief Executive and Chief Financial Officer, has no meaningful accounting or financial reporting education or experience and, accordingly, our ability to meet Exchange Act reporting requirements on a timely basis will be dependent to a significant degree upon others.

John S. Chidester has no meaningful financial reporting education or experience. He is heavily dependent on advisors and consultants. As such, there is risk about our ability to comply with all financial reporting requirements accurately and on a timely basis.

Mr. Chidester, our president, has made all decisions concerning his compensation.

There is no employment contract with Mr. Chidester at this time. Nor are there any agreements for compensation in the future. Mr. Chidester’s compensation has not been fixed or based on any percentage calculations. He has made all decisions determining the amount and timing of his compensation. He will continue making decisions about the timing and amount of his compensation until we have a sufficient number of directors to establish a compensation committee of the board of directors. Mr. Chidester’s decisions about his compensation may not be in the interests of other shareholders.

We are subject to the periodic reporting requirements of the Securities Exchange Act of 1934 which requires us to incur audit fees and legal fees in connection with the preparation of such reports. These additional costs could reduce or eliminate our ability to earn a profit.

We are required to file periodic reports with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 and the rules and regulations promulgated thereunder. In order to comply with these requirements, our independent registered public accounting firm has to review our financial statements on a quarterly basis and audit our financial statements on an annual basis. Moreover, our legal counsel has to review and assist in the preparation of such reports. The costs charged by these professionals for such services cannot be accurately predicted because factors such as the number and type of transactions that we engage in and the complexity of our reports cannot be determined at this time and will have a major affect on the amount of time to be spent by our auditors and attorneys. However, the incurrence of such costs will obviously be an expense to our operations and thus have a negative effect on our ability to meet our overhead requirements and earn a profit. We may be exposed to potential risks resulting from new requirements under Section 404 of the Sarbanes-Oxley Act of 2002. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock, if a market ever develops, could drop significantly.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we will be required, beginning with our fiscal year ending December 31, 2010, to include in our annual report our assessment of the effectiveness of our internal control over financial reporting as of the end of the fiscal year ended December 31, 2010. Furthermore, in the following fiscal year, our independent registered public accounting firm will be required to report separately on whether it believes that we have maintained, in all material respects, effective internal control over financial reporting. We have only just commenced assessment of the effectiveness of our internal control over financial reporting. We expect to incur additional expenses and diversion of management’s time as a result of performing the system and process evaluation, testing and remediation required in order to comply with the management certification and auditor attestation requirements.

We currently have only one employee which is not a sufficient number of employees to segregate responsibilities. We may be unable to afford the cost of increasing our staff or engaging outside consultants or professionals to overcome our lack of employees. During the course of our testing, we may identify other deficiencies that we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if we fail to achieve and maintain adequate internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to help prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock, if a market ever develops, could drop significantly.

Having only two directors limits our ability to establish effective independent corporate governance procedures and increases the control of our president.

We have only two directors, who are also our principal officers and are married to each other. Accordingly, we cannot establish board committees comprised of independent members to oversee functions like compensation or audit issues. In addition, a tie vote of board members is decided in favor of the chairman, which gives him significant control over all corporate issues.

Until we have a larger board of directors that would include some independent members, if ever, there will be limited oversight of our president’s decisions and activities and little ability for minority shareholders to challenge or reverse those activities and decisions, even if they are not in the best interests of minority shareholders.

Risks Related to Our Common Stock

Shareholders may be diluted significantly through our efforts to obtain financing and satisfy obligations through issuance of additional shares of our common stock.

We have no committed source of financing. Wherever possible, our board of directors will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of restricted shares of our common stock. Our board of directors has authority, without action or vote of the shareholders, to issue all or part of the authorized (74,000,000) but unissued (64000,000) common shares. In addition, if a trading market develops for our common stock, we may attempt to raise capital by selling shares of our common stock, possibly at a discount to market. These actions will result in dilution of the ownership interests of existing shareholders, may further dilute common stock book value, and that dilution may be material.

The interests of shareholders may be hurt because we can issue shares of our common stock to individuals or entities that support existing management with such issuances serving to enhance existing management’s ability to maintain control of our Company.

Our board of directors has authority, without action or vote of the shareholders, to issue all or part of the authorized (74,000,000) but unissued (64,000,000) common shares. Such issuances may be issued to parties or entities committed to supporting existing management and the interests of existing management which may not be the same as the interests of other shareholders. Our ability to issue shares without shareholder approval serves to enhance existing management’s ability to maintain control of our Company.

Our board of directors has the authority, without stockholder approval, to issue preferred stock with terms that may not be beneficial to common stockholders and with the ability to affect adversely stockholder voting power and perpetuate their control over us.

Our articles of incorporation allow us to issue shares of preferred stock without any vote or further action by our stockholders. Our board of directors has the authority to fix and determine the relative rights and preferences of preferred stock. Our board of directors also has the authority to issue preferred stock without further stockholder approval, including large blocks of preferred stock. As a result, our board of directors could authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock.

Our Articles of Incorporation provide for indemnification of officers and directors at our expense and limit their liability. These provisions may result in a major cost to us and hurt the interests of our shareholders because corporate resources may be expended for the benefit of officers and/or directors.

Our Articles of Incorporation and applicable Nevada law provide for the indemnification of our directors, officers, employees, and agents, under certain circumstances, against attorney's fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on our behalf. We will also bear the expenses of such litigation for any of our directors, officers, employees, or agents, upon such person's written promise to repay us therefor, if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by us that we may be unable to recoup.

We have been advised that, in the opinion of the SEC, indemnification for liabilities arising under federal securities laws is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable. In the event that a claim for indemnification for liabilities arising under federal securities laws, other than the payment by us of expenses incurred or paid by a director, officer or controlling person in the successful defense of any action, suit or proceeding, is asserted by a director, officer or controlling person in connection with the securities being registered, we will (unless in the opinion of our counsel, the matter has been settled by controlling precedent) submit to a court of appropriate jurisdiction, the question whether indemnification by us is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue. The legal process relating to this matter if it were to occur is likely to be very costly and may result in us receiving negative publicity, either of which factors is likely to materially reduce the market and price for our shares, if such a market ever develops.

Currently, there is no established public market for our securities, and there can be no assurances that any established public market will ever develop or that our common stock will be quoted for trading, and even if quoted, it is likely to be subject to significant price fluctuations.

There has not been any established trading market for our common stock, and there is currently no established public market whatsoever for our securities. FINRA has assigned us a trading symbol (TWYA on July 28, 2008) which enables a market maker to quote the shares of our common stock on the OTCBB maintained by FINRA. There can be no assurances as to whether:

(i)

any market for our shares will develop;

(ii)

the prices at which our common stock will trade; or

(iii)

the extent to which investor interest in us will lead to the development of an active, liquid trading market. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders for investors.

In addition, our common stock is unlikely to be followed by any market analysts, and there may be few institutions acting as market makers for our common stock. Either of these factors could adversely affect the liquidity and trading price of our common stock. Until an orderly market develops in our common stock, if ever, the price at which it trades is likely to fluctuate significantly. Prices for our common stock will be determined in the marketplace and may be influenced by many factors, including the depth and liquidity of the market for shares of our common stock, developments affecting our business, including the impact of the factors referred to elsewhere in these Risk Factors, investor perception of us and general economic and market conditions. No assurances can be given that an orderly or liquid market will ever develop for the shares of our common stock.

Because of the anticipated low price of the securities being registered, many brokerage firms may not be willing to effect transactions in these securities. Purchasers of our securities should be aware that any market that develops in our stock will be subject to the penny stock restrictions.

Any market that develops in shares of our common stock will be subject to the penny stock regulations and restrictions pertaining to low priced stocks that will create a lack of liquidity and make trading difficult or impossible.

The trading of our securities, if any, will be in the over-the-counter market which is commonly referred to as the OTCBB as maintained by FINRA. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the price of our securities.

Rule 3a51-1 of the Securities Exchange Act of 1934 establishes the definition of a "penny stock," for purposes relevant to us, as any equity security that has a minimum bid price of less than $4.00 per share or with an exercise price of less than $4.00 per share, subject to a limited number of exceptions which are not available to us. It is likely that our shares will be considered to be penny stocks for the immediately foreseeable future. This classification severely and adversely affects any market liquidity for our common stock.

For any transaction involving a penny stock, unless exempt, the penny stock rules require that a broker or dealer approve a person's account for transactions in penny stocks and the broker or dealer receive from the investor a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stocks, the broker or dealer must obtain financial information and investment experience and objectives of the person and make a reasonable determination that the transactions in penny stocks are suitable for that person and that that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, which, in highlight form, sets forth:

•

the basis on which the broker or dealer made the suitability determination, and

•

that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Disclosure also has to be made about the risks of investing in penny stock in both public offerings and in secondary trading and commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Because of these regulations, broker-dealers may not wish to engage in the above-referenced necessary paperwork and disclosures and/or may encounter difficulties in their attempt to sell shares of our common stock, which may affect the ability of selling shareholders or other holders to sell their shares in any secondary market and have the effect of reducing the level of trading activity in any secondary market. These additional sales practice and disclosure requirements could impede the sale of our securities, if and when our securities become publicly traded. In addition, the liquidity for our securities may decrease, with a corresponding decrease in the price of our securities. Our shares, in all probability, if they trade at all, will be subject to such penny stock rules for the foreseeable future, and our shareholders will, in all likelihood, find it difficult to sell their securities.

The market for penny stocks has experienced numerous frauds and abuses that could adversely impact investors in our stock.

Company management believes that the market for penny stocks has suffered from patterns of fraud and abuse. Such patterns include:

•

Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

•

Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

•

"Boiler room" practices involving high pressure sales tactics and unrealistic price projections by sales persons;

•

Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

•

Wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

The ability of our two directors, who are married to each other, to control our business may limit or eliminate minority shareholders’ ability to influence corporate affairs.

As of March 31, 2009 our president and other director, who are married to each other, currently beneficially own 93.4% of our outstanding common stock. Because of their beneficial stock ownership, our president and vice president will be in a position to continue to elect our board of directors, decide all matters requiring stockholder approval and determine our policies. The interests of our president and vice president may differ from the interests of other shareholders with respect to the issuance of shares, business transactions with or sales to other companies, selection of officers and directors and other business decisions. The minority shareholders would have no way of overriding decisions made by our president and vice president. This level of control may also have an adverse impact on the market value of our shares because our president and vice president may institute or undertake transactions, policies or programs that result in losses, may not take any steps to increase our visibility in the financial community and/or may sell sufficient numbers of shares to significantly decrease our price per share.

If our common stock is quoted on the OTCBB and a public market for our common stock develops, short selling could increase the volatility of our stock price.

Short selling occurs when a person sells shares of stock which the person does not yet own and promises to buy stock in the future to cover the sale. The general objective of the person selling the shares short is to make a profit by buying the shares later, at a lower price, to cover the sale. Significant amounts of short selling, or the perception that a significant amount of short sales could occur, could depress the market price of our common stock if a market ever develops. In contrast, purchases to cover a short position may have the effect of preventing or retarding a decline in the market price of our common stock, and together with the imposition of the penalty bid, may stabilize, maintain or otherwise affect the market price of our common stock. As a result, the price of our common stock, if a market ever develops, may be higher than the price that otherwise might exist in the open market. If these activities are commenced, they may be discontinued at any time. These transactions may be effected on over-the-counter bulletin board or any other available markets or exchanges. Such short selling if it were to occur could impact the value of our stock in an extreme and volatile manner to the detriment of our shareholders.

State securities laws may limit secondary trading, which may restrict the states in which and conditions under which you can sell shares.

Secondary trading in our common stock will not be possible in any state until the common stock is qualified for sale under the applicable securities laws of the state or there is confirmation that an exemption, such as listing in certain recognized securities manuals, is available for secondary trading in the state. If we fail to register or qualify, or to obtain or verify an exemption for the secondary trading of, the common stock in any particular state, the common stock could not be offered or sold to, or purchased by, a resident of that state. In the event that a significant number of states refuse to permit secondary trading in our common stock, the liquidity for the common stock could be significantly impacted.

We do not expect to pay cash dividends in the foreseeable future

We have never paid cash dividends on our common stock. We do not expect to pay cash dividends on our common stock at any time in the foreseeable future. The future payment of dividends directly depends upon our future earnings, capital requirements, financial requirements and other factors that our board of directors will consider. Since we do not anticipate paying cash dividends on our common stock, return on your investment, if any, will depend solely on an increase, if any, in the market value of our common stock, if a market ever develops.

Because we are not subject to compliance with rules requiring the adoption of certain corporate governance measures, our stockholders have limited protections against interested director transactions, conflicts of interest and similar matters.

The Sarbanes-Oxley Act of 2002, as well as rule changes proposed and enacted by the SEC, the New York and American Stock Exchanges and the Nasdaq Stock Market, as a result of Sarbanes-Oxley, require the implementation of various measures relating to corporate governance. These measures are designed to enhance the integrity of corporate management and the securities markets and apply to securities that are listed on those exchanges or the Nasdaq Stock Market. Because we are not presently required to comply with many of the corporate governance provisions and because we chose to avoid incurring the substantial additional costs associated with such compliance any sooner than legally required, we have not yet adopted these measures.

Because our directors are not an independent directors, we do not currently have independent audit or compensation committees. As a result, our directors have the ability, among other things, to determine their own level of compensation. Until we comply with such corporate governance measures, regardless of whether such compliance is required, the absence of such standards of corporate governance may leave our stockholders without protections against interested director transactions, conflicts of interest, if any, and similar matters and any potential investors may be reluctant to provide us with funds necessary to expand our operations.

We intend to comply with all corporate governance measures relating to director independence as and when required. However, we may find it very difficult or be unable to attract and retain qualified officers, directors and members of board committees required to provide for our effective management as a result of Sarbanes-Oxley Act of 2002. The enactment of the Sarbanes-Oxley Act of 2002 has resulted in a series of rules and regulations by the SEC that increase responsibilities and liabilities of directors and executive officers. The perceived increased personal risk associated with these recent changes may make it more costly or deter qualified individuals from accepting these roles.

Legislation, including the Sarbanes-Oxley Act of 2002, may make it more difficult for us to retain or attract officers and directors.

The Sarbanes-Oxley Act of 2002 was enacted in response to public concerns regarding corporate accountability in connection with recent accounting scandals. The stated goals of the Sarbanes-Oxley Act are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies, and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. The Sarbanes-Oxley Act generally applies to all companies that file or are required to file periodic reports with the SEC, under the Securities Exchange Act of 1934. We are required to comply with the Sarbanes-Oxley Act. The enactment of the Sarbanes-Oxley Act of 2002 has resulted in a series of rules and regulations by the SEC that increase responsibilities and liabilities of directors and executive officers. The perceived increased personal risk associated with these recent changes may deter qualified individuals from accepting these roles. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers. We continue to evaluate and monitor developments with respect to these rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

If our shares (which have a trading symbol of TWYA) are quoted on the over-the-counter bulletin board, we will be required to remain current in our filings with the SEC and our securities will not be eligible for quotation if we are not current in our filings with the SEC.

In the event that our shares are quoted on the OTCBB, we will be required to remain current in our filings with the SEC in order for shares of our common stock to remain eligible for quotation on the OTCBB. In the event that we become delinquent in our required quarterly and annual filings with the SEC, quotation of our common stock will be terminated following a 30 day grace period if we do not make our required filing during that time. If our shares are not eligible for quotation on the over-the-counter bulletin board, investors in our common stock may find it difficult to sell their shares.

For all of the foregoing reasons and others set forth herein, an investment in the Company’s securities in any market which may develop in the future involves a high degree of risk. Any person considering an investment in such securities should be aware of these and other risk factors set forth in this Form 10-K.

Item 1B. UNRESOLVED STAFF COMMENTS

None

Item 2. PROPERTY

We currently operate out of an office located at 700 West Bridge Street, Blackfoot, ID 83221 provided to us by John Chidester. We paid approximately $18,000 to Mr. Chidester in 2007 and 2006 for use of the office and office services. There is no written lease agreement.

Item 3. LEGAL PROCEEDINGS

We are not involved in any litigation.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Part II

Item 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND PURCHASES OF EQUITY SECURITIES

We became subject to Securities Exchange Act Reporting Requirements as of July 1, 2008.

The trading symbol for our common stock is TWYA. There is no current trading market for the shares of our common stock.

We have never paid any cash dividends on shares of our common stock and do not anticipate that we will pay dividends in the foreseeable future. We intend to apply any earnings to fund the development of our business. The purchase of shares of common stock is inappropriate for investors seeking current or near term income.

As of the close of business on March 31, 2009, there were 40 stockholders of record of our common stock, and 10,000,000 shares were issued and outstanding.

The Company has never repurchased any of its equity securities.

Item 6. SELECTED FINANCIAL DATA

Balance Sheet Data:	December 31,2008	December 31,2007

Current assets	$ 13,052	$ -0-

Current liabilities	$ 32,193	$ -0-

Stockholders’ equity	$ (15,875)	$ -0-

Income Data:
	Year ended December 31
	2008	2007
Revenues	$141,144	$95,045
Expenses	$157,019	$95,705
Net income (loss)	$(15,875)	$(660)
Net income per common share - basic and diluted	$(0.00)	$(0.00)
Weighted average number of shares outstanding – basic and diluted	10,000,000	9,795,671

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

Certain matters discussed in this annual report on Form 10-K are forward-looking statements. Such forward-looking statements contained in this annual report involve risks and uncertainties, including statements as to:

•

our future operating results,

•

our business prospects,

•

our contractual arrangements and relationships with third parties,

•

the dependence of our future success on the general economy and its impact on the industries in which we may be involved,

•

the adequacy of our cash resources and working capital, and

•

other factors identified in our filings with the SEC, press releases and other public communications.

These forward-looking statements can generally be identified as such because the context of the statement will include words such as we “believe," “anticipate,” “expect,” “estimate” or words of similar meaning. Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which are described in close proximity to such statements and which could cause actual results to differ materially from those anticipated as of the date of this Form 10-K. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are only made as of the date of this report and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

The following discussion and analysis provides information which the Company’s management believes to be relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read together with the Company's financial statements and the notes to financial statements, which are included in this report.

Operations

A summary of operating results for the years ended December 31, 2008 and 2007 follows:

	2008	2007

Revenues	$141,144	$95,045

Operating expenses:
Compensation and contractor fees	118,202	76,437
General and administrative	38,817	19,268
Total	157,019	95,705

Net income (loss)	$(15,875)	$(660)

Revenues - We completed 24 residential and 120 commercial appraisals during 2008 compared with 34 residential and 216 commercial appraisals during 2007. We also received revenues aggregating $15,000 from assisting three counties to prepare assessor’s manuals during 2008. In addition, we received $18,495 from one county government in Idaho and $10,075 for one commercial appraisal performed for the Federal Bankruptcy Court. We also had unearned revenue of $18,495 at December 31, 2008 from the same county government in Idaho.

In 2007, we did not receive any revenues for assisting counties in preparing manuals.

Compensation and contractor fees - consist of salary expenses to Mr. Chidester and fees to independent contractors who are related to Mr. Chidester. The independent contractors performed appraisals.

	2008	2007

John Chidester	$42,591	$18,061
Independent contractors	75,611	58,376

Total	$118,202	$76,437

General and administrative expenses – the principal component of general and administrative expenses is approximately $18,000 in each year paid to John Chidester in consideration for providing office space and services. In 2008, there were also $8,000 for professional fees and $1,798 for continuing education. The remaining costs were general office supplies and travel and entertainment expenses.

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

Recent Accounting Pronouncements

In June 2003, the United States Securities and Exchange Commission adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002. Commencing with our annual report for the year ended December 31, 2010, we will be required to include a report of management on our internal control over financial reporting. The internal control report must include a statement.

▪

of management’s responsibility for establishing and maintaining adequate internal control over our financial reporting;

▪

of management’s assessment of the effectiveness of our internal control over financial reporting as of year end; and

▪

of the framework used by management to evaluate the effectiveness of our internal control over financial reporting.

Furthermore, in the following fiscal year, it is required to file the registered accounting firm’s attestation report separately on the Company’s internal control over financial reporting on whether it believes that the Company has maintained, in all material respects, effective internal control over financial reporting.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements. This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. The Statement is effective as of the beginning of the first fiscal year beginning after November 15, 2007. We are currently evaluating the timing of adoption and the impact that adoption might have on its financial position or results of operations.

On February 15, 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities: Including an amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits all entities to elect to measure many financial instruments and certain other items at fair value with changes in fair value reported in earnings. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007, with earlier adoption permitted. We do not anticipate that the adoption of this statement will have a material effect on our financial condition and results of operations.

In June 2007, the Emerging Issues Task Force of the FASB issued EITF Issue No. 07-3 Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities (“EITF Issue No. 07-3”) which is effective for fiscal years beginning after December 15, 2007. EITF Issue No. 07-3 requires that nonrefundable advance payments for future research and development activities be deferred and capitalized. Such amounts will be recognized as an expense as the goods are delivered or the related services are performed. The Company does not expect the adoption of EITF Issue No. 07-3 to have a material impact on the financial results of the Company.

In December 2007, the FASB issued FASB Statement No. 141 (Revised 2007), Business Combinations (“SFAS No. 141(R)”), which requires the Company to record fair value estimates of contingent consideration and certain other potential liabilities during the original purchase price allocation, expense acquisition costs as incurred and does not permit certain restructuring activities previously allowed under Emerging Issues Task Force Issue No. 95-3 to be recorded as a component of purchase accounting. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. The Company will adopt this standard at the beginning of the Company’s fiscal year ending December 31, 2009 for all prospective business acquisitions. The Company has not determined the effect that the adoption of SFAS No. 141(R) will have on its financial statements.

In December 2007, the FASB issued FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51 (“SFAS No. 160”), which causes noncontrolling interests in subsidiaries to be included in the equity section of the balance sheet. SFAS No. 160 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. The Company will adopt this standard at the beginning of the Company’s fiscal year ending December 31, 2009 for all prospective business acquisitions. The Company has not determined the effect that the adoption of SFAS No. 160 will have on its consolidated financial statements.

In March 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133 (“SFAS No. 161”), which changes the disclosure requirements for derivative instruments and hedging activities. Pursuant to SFAS No.161, Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged. SFAS No. 161 encourages but does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In years after initial adoption, this Statement requires comparative disclosures only for periods subsequent to initial adoption. The Company will adopt this standard at the beginning of the Company’s year ending December 31, 2009. The Company does not expect the adoption of SFAS No. 161 to have a material impact on the financial results of the Company.

The FASB, the Emerging Issues Task Force and the Securities and Exchange Commission have issued certain other accounting pronouncements and regulations as of December 31, 2008 that will become effective in subsequent periods; however, our management does not believe that any of those pronouncements would have significantly affected our financial accounting measurements or disclosures had they been in effect during 2008, and it does not believe that any of those pronouncements will have a significant impact on our financial statements at the time they become effective.

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

Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. There are no critical policies or decisions that rely on judgments that are based on assumptions about matters that are highly uncertain at the time the estimate is made. Note 2 to the financial statements includes a summary of the significant accounting policies and methods used in the preparation of our financial statements.

Seasonality

We have not noted a significant seasonal impact in our business.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K, obligations under any guarantee contracts or contingent obligations. We also have no other commitments, other than the costs of being a public company that will increase our operating costs or cash requirements in the future

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 8. FINANCIAL STATEMENTS

Our financial statements as of December 31, 2008 and the year then ended start on page F-1.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

a)

On December 22, 2008, we dismissed our independent registered public accounting firm, M&K CPAS, PLLC ( formerly McElravy, Kinchen & Associates, P.C.) (“M&K”)

b)

The report of M&K on our financial statements as of and for the years ended December 31, 2007 and 2006 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. The report did contain an explanatory paragraph relating to going concern considerations.

c)

The decision to change independent registered public accounting firms was approved by the members of our Board of Directors.

d)

During our two most recent fiscal years and the subsequent interim periods through December 22, 2008, there were no disagreements with M&K on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of M&K, would have caused it to make reference thereto in its reports on the financial statements for such years.

e)

We engaged Moore & Associates, Chartered Accountants and Advisors (“Moore”) as our new independent certified public accounting firm to audit our financial statements effective December 23, 2008. Prior to such engagement, We did not consult with Moore regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, or (ii) any matter that was either the subject of disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or a reportable event (within the meaning of Item 304(a)(1)(v) of Regulation S-K).

Item 9A. CONTROLS AND PROCEDURES

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer (one person) has reviewed the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of the end of the period covered by this report and has concluded that the disclosure controls and procedures are effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated by our principal executive officer and principal financial officer.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. OTHER INFORMATION

No event occurred during the fourth quarter of the year ended December 31, 2008 that would have required disclosure in a report on Form 8-K.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

Our management consists of:

NAME	AGE	POSITION

John S. Chidester	62	President, Chief Financial Officer, Chief Accounting Officer, and Chairman
Kathleen Chidester	63	Secretary and Director

John S. Chidester. Mr. Chidester founded us as an unincorporated business entity in 1976 and has worked with us continuously since then. He is a graduate of Utah State University.

Kathleen Chidester. Ms. Chidester has served as our secretary since May 2007. She has been a realtor for more than 30 years. Since 2000, she has owned and operated a private real estate brokerage firm located in Blackfoot, Idaho.

John S Chidester and Kathleen Chidester are married to each other.

The term of office of each director expires at our annual meeting of stockholders or until their successors are duly elected and qualified. No officer or director has any prior history with a blank check company.

Possible Potential Conflicts

The OTCBB on which we plan and hope to have our shares of common stock quoted (under assigned trading symbol TWYA) at some point in the future does not have any director independence requirements.

No member of management is or will be required by us to work on a full time basis, although our president currently devotes fulltime to us. Accordingly, certain conflicts of interest may arise between us and our officer in that he may have other business interests in the future to which she devotes his attentions, and he may be expected to continue to do so although management time must also be devoted to our business. As a result, conflicts of interest may arise that can be resolved only through his exercise of such judgment as is consistent with his understanding of his fiduciary duties to us.

Currently we have only two officers and directors (the same persons) and will seek to add additional officer(s) and/or director(s) as and when the proper personnel are located and terms of employment are mutually negotiated and agreed, and we have sufficient capital resources and cash flow to make such offers.

Board of Directors

All directors hold office until the completion of their term of office, which is not longer than one year, or until their successors have been elected. Our director’s term of office expires on December 31, 2009. All officers are appointed annually by the board of directors and, subject to existing employment agreements (of which there are currently none) and serve at the discretion of the board. Currently, our directors receive no compensation for their role as directors but may receive compensation for their roles as officers.

If we have an even number of directors, tie votes on issues will be resolved in favor of the chairman’s vote.

Involvement in Certain Legal Proceedings.

There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of TCA during the past five years.

Committees of the Board of Directors

Concurrent with having sufficient members and resources, our board of directors will establish an audit committee and a compensation committee. We believe that we will need a minimum of five directors to have effective committee systems. The audit committee will review the results and scope of the audit and other services provided by the independent auditors and review and evaluate the system of internal controls. The compensation committee will manage any stock option plan we may establish and review and recommend compensation arrangements for the officers. No final determination has yet been made as to the memberships of these committees or when we will have sufficient members to establish committees.

All directors will be reimbursed by us for any expenses incurred in attending directors' meetings provided that we have the resources to pay these fees. We will consider applying for officers and directors liability insurance at such time when it has the resources to do so.

ITEM 11. EXECUTIVE COMPENSATION

None of our employees are subject to a written employment agreement nor has any officer received a cash salary since our founding.

The Summary Compensation Table shows certain compensation information for services rendered in all capacities for the years ended December 31, 2008 and 2007. Other than as set forth herein, no executive officer's salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

		Annual Compensation			Long Term Compensation
					Awards		Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options SARs (#)	LTIP Payouts ($)	All Other Compensation ($)

John Chidester	2008	$42,591	-0-	-0-	-0-	-0-	-0-	$18,000
CEO	2007	$18,061	-0-	-0-	-0-	-0-	-0-	$18,000

The $18,000 paid to Mr. Chidester in each year was for providing us with office space and services. He has no stock options or any other form on noncash compensation. No compensation agreement exists.

Outstanding Equity Awards at Year End

There are no outstanding equity awards at December 31, 2008.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of March 31, 2008, we had 10,000,000 shares of common stock outstanding which are held by 40 shareholders. The following table sets forth information known to us regarding beneficial ownership of our common stock as of March 31, 2008 by:

•

each person known or believed by us to own, directly or beneficially, more than 5% of our common stock,

•

each of our directors, and

•

all of our officers and directors as a group.

Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below, based on information furnished by the owners, have sole investment and voting power over the shares.

Name and Address (1)	Amount and Nature of Beneficial Ownership	Percentage of Class
John S. Chidester	9,340,000 (2)	93.4

Kathleen Chidester	9,340,000 (2)	93.4

All Officers and Directors as a group (2 individuals)	9,340,000	93.4

(1)	The address for John S. Chidester and Kathleen Chidester is Town and Country Real Estate Service, Inc., 700 West Bridge Street, Blackfoot, ID 83221

(2)

The 9,340,000 shares consists of 5,340,000 shares held by John W. Chidester and 4,000,000 shares held by Kathleen Chidester, the wife of John W. Chidester in accordance with SEC Release 33-4819 which states, in part, that a person is regarded as the beneficial owner of securities held in the name of his or her spouse and their minor children. John W. Chidester and Kathleen Chidester disclaim any beneficial interest in or control over any of the shares held by the other except that which may be attributed to each of them by operation of law.

Shareholder Matters

As an issuer of "penny stock," the protection provided by the federal securities laws relating to forward looking statements does not apply to us as long as our shares continue to be penny stocks. Although the federal securities law provide a safe harbor for forward-looking statements made by a public company that files reports under the federal securities laws, this safe harbor is not available to issuers of penny stocks. As a result, we will not have the benefit of this safe harbor protection in the event of any claim that the material provided by us, including this Annual Report on Form 10-K, contained a material misstatement of fact or was misleading in any material respect because of our failure to include any statements necessary to make the statements not misleading.

As a Nevada corporation, we are subject to the Nevada Revised Statutes ("NRS" or "Nevada law"). Certain provisions of Nevada law create rights that might be deemed material to our shareholders. Other provisions might delay or make more difficult acquisitions of our stock or changes in our control or might also have the effect of preventing changes in our management or might make it more difficult to accomplish transactions that some of our shareholders may believe to be in their best interests.

Directors' Duties - Section 78.138 of the Nevada law allows our directors and officers, in exercising their powers to further our interests, to consider the interests of our employees, suppliers, creditors and customers. They can also consider the economy of the state and the nation, the interests of the community and of society and our long-term and short-term interests and shareholders, including the possibility that these interests may be best served by our continued independence. Our directors may resist a change or potential change in control if they, by a majority vote of a quorum, determine that the change or potential change is opposed to or not in our best interest. Our board of directors may consider these interests or have reasonable grounds to believe that, within a reasonable time, any debt which might be created as a result of the change in control would cause our assets to be less than our liabilities, render us insolvent, or cause us to file for bankruptcy protection

Amendments to Bylaws - Our articles of incorporation provide that the power to adopt, alter, amend, or repeal our bylaws is vested exclusively with the board of directors. In exercising this discretion, our board of directors could conceivably alter our bylaws in ways that would affect the rights of our shareholders and the ability of any shareholder or group to effect a change in our control; however, the board would not have the right to do so in a way that would violate law or the applicable terms of our articles of incorporation.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

We were incorporated under the laws of the State of Nevada on April 16, 2007 succeeding the unincorporated business conducted by our founder since 1976. John W. Chidester was issued 5,340,000 common shares and Kathleen Chidester, our secretary and director and the wife of John W. Chidester, was issued 4,000,000 common shares at the date of incorporation. No value was given to the shares of common stock issued by the newly-formed corporation. Therefore, the shares were recorded to reflect the $.001 par value of $9,340 and paid in capital was recorded as a negative amount ($9,340). In other words, no net value was assigned to these shares.

In May 2007 we issued 660,000 shares to 38 additional shareholders for an aggregate of $660. The purchasers of these shares included our outside counsel, Gary B. Wolff (300,000 shares), and relatives of John Chidester (70,000 shares).

We currently operate out of an office located at 700 West Bridge Street, Blackfoot, ID 83221 provided to us by John Chidester. We paid $18,000 to Mr. Chidester in 2008 and 2007 for use of the office and office services. There is no written lease agreement.

We paid independent contractors related to Mr. Chidester to perform appraisals on our behalf. The amounts paid were $ 75,611 in 2008 and $58,376 in 2007.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees: Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings. Fees incurred cover each quarterly review associated with our Form 10-Q filings and the annual audit of the Company’s financial statements included as part of our Form 10-K filing. These costs were $4,500 in 2008 and $ $15,500 in 2007.

Audit-Related Fees: Audit-related services consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards and were not incurred for 2008 and 2007.

Tax Services Fees: Tax fees consist of fees billed for professional services for tax compliance. These services include assistance regarding federal, state, and local tax compliance. Tax fees were not incurred during the years ended December 31, 2008 and 2007.

All Other Fees: Other fees, which were not incurred, would include fees for products and services other than the services reported above.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a.

Exhibits

23.1

Auditors Consent – Moore & Associates

23.2

Auditors Consent – M&K CPAS, PLLC

31.1

Certification of Chief Executive Officer and Chief Financial Officer

31.2

Certification of Chief Executive Officer and Chief Financial Officer

b.

Financial Statement Schedules

None

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ John S. Chidester

John S. Chidester

Title: President and Chief Executive Officer

Date: April 8, 2009

TOWN AND COUNTRY APPRAISAL SERVICE, INC.

INDEX TO FINANCIAL STATEMENTS

TABLE OF CONTENTS
Page
Financial Statements:

Report of Independent Registered Public Accounting Firms	F-2

Balance Sheets	F-4

Statements of Operations	F-5

Statement of Stockholders’ Equity	F-6

Statements of Cash Flows	F-7

Notes to Financial Statements	F-8

MOORE & ASSOCIATES, CHARTERED

           ACCOUNTANTS AND ADVISORS

PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Town & Country Appraisal Service, Inc.

We have audited the accompanying balance sheet of Town & Country Appraisal Service, Inc. as of December 31, 2008, and the related statements of operations, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Town & Country Appraisal Service, Inc. as of December 31, 2007 were audited by other auditors whose report dated April 24, 2008 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Town & Country Appraisal Service, Inc. as of December 31, 2008, and the related statements of operations, stockholders’ equity and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has accumulated losses aggregating to $16,535 since inception and has insufficient working capital to meet operating needs for the next twelve months as of December 31, 2008. These factors raise substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates Chartered

Las Vegas, Nevada

April 2, 2009

6490 West Desert Inn Rd, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

Town and Country Appraisal Service, Inc.

Blackfoot, ID

We have audited the accompanying balance sheets of Town and Country Appraisal Service, Inc. as of December 31, 2007 and 2006 and the related statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2007 and 2006. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Town and Country Appraisal Service, Inc. as of December 31, 2007 and 2006 and the results of its operations and its cash flows for the years ended December 31, 2007 and 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, Town and Country suffered recurring losses from operations and has no working capital at December 31, 2007. These factors and others raise substantial doubt about Town and Country's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 3 to the financial statements. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or to the amounts and classification of liabilities that might be necessary in the event Town and Country cannot continue in existence.

/s/ McElravy, Kinchen & Associates, P.C.

www.mkacpas.com

Houston, Texas

April 24, 2008

Town and Country Appraisal Service, Inc.

Balance Sheets

As of December 31, 2008 and 2007

ASSETS
		2008		2007
CURRENT ASSETS:
Cash		$11,777		$-
Accounts receivable, net		1,275
Total Current Assets		13,052		-

COMPUTER EQUIPMENT (less accumulated depreciation of $653)		3,266		-

TOTAL ASSETS		$16,318		$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES	$		$
Accrued expenses		13,698		-
Unearned income		18,495		-
Total Current Liabilities		32,193		-

STOCKHOLDERS' DEFICIT:

Common stock: $0.001 par value; 74,000,000 shares authorized; 10,000,000 shares issued and outstanding at December 31, 2008 and 2007, respectively		10,000		10,000
Additional paid-in capital		(9,340)		(9,340)
Accumulated deficit		(16,535)		(660)
Total stockholders’ deficit		(15,875)		-

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT		$16,318		$-

See accompanying notes to the financial statements.

TOWN AND COUNTRY APPRAISAL SERVICE, INC.

STATEMENTS OF OPERATIONS

Years Ended December 31, 2008 and 2007

	2008	2007

Revenues	$141,144	$95,045

Operating expenses:
Compensation and contractor fees	118,202	76,437
General and administrative	38,817	19,268
Total	157,019	95,705
Provision for Income taxes	0.00	0.00
Net income (loss)	$(15,875)	$(660)

Net earnings (loss) per common share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	10,000,000	9,795,671

See accompanying notes to the financial statements.

TOWN AND COUNTRY APPRAISAL SERVICE, INC.

STATEMENT OF STOCKHOLDERS’ DEFICIT

For the Period From January 1, 2007 to December 31, 2008

	Common Shares	Amount	Additional paid-in Capital	Accumulated Deficit	Total

Balance January 1, 2007	9,340,000	$9,340	$(9,340)	$-	$-
Shares issued for cash	660,000	660	-	-	660
Net loss	-	-	-	(660)	(660)
Balance, December 31, 2007	10,000,000	10,000	(9,340)	(660)	-

Net loss	-	-	-	(15,875)	(15,875)
Balance, December 31, 2008	10,000,000	$10,000	$(9,340)	$(16,535)	$(15,875)

See accompanying notes to the financial statements.

TOWN AND COUNTRY APPRAISAL SERVICE, INC.

STATEMENTS OF CASH FLOWS

Years Ended December 31, 2008 and 2007

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,875)	$(660)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	653	-
Increase in accounts receivable	(1,275)	-
Increase in accrued expenses	13,698	-
Increase in unearned income	18,495	-
Net Cash Used in Operating Activities	15,696	(660)

CASH PROVIDED BY FINANCING ACTIVITIES:
Sale of shares	-	660

CASH USED IN INVESTING ACTIVITIES:
Purchase of computer equipment	(3,919)	-

CHANGE IN CASH	11,777	-
CASH AT BEGINNING OF YEAR	-	-
CASH AT END OF YEAR	$11,777	$-

SUPPLEMENTARY INFORMATION

Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes to the financial statements.

TOWN AND COUNTRY APPRAISAL SERVICE, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION

Town and Country Appraisal Service, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on April 16, 2007 to succeed an unincorporated entity controlled and operated by its founder, John S. Chidester, since 1976. John W. Chidester was issued 5,340,000 common shares and Kathleen Chidester, our secretary and director and the wife of John W. Chidester, was issued 4,000,000 common shares at the date of incorporation. No value was given to the shares of common stock issued by the newly-formed corporation. Therefore, the shares were recorded to reflect the $.001 par value of $9,340 and paid in capital was recorded as a negative amount, ($9,340). In other words, no net value was assigned to these shares.

All share and per share amounts in the financial statements and notes assume that the capital structure assumed when the Company became a Nevada corporation was in place as of the first date of the first period presented.

The Company performs commercial and residential real estate appraisals, principally in southeast Idaho, Engagements involve appraisals for banks in transactions involving financing; appraisals for lawyers in bankruptcy proceedings; appraisals of properties for estate purposes; and appraisals for counties to assist in real estate tax assessments.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Year-end

The Company has elected a calendar year end.

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There are no cash equivalents at December 31, 2008 and 2007, respectively.

Use of Estimates

The preparation of financial statements, in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Equipment

Equipment consists of a computer and computer-related materials. It is stated at cost less accumulated depreciation. Depreciation is computed on a straight-line basis over an estimated useful life of three years.

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high credit quality financial institutions. At times, such amounts may exceed the FDIC limits; however, these deposits typically may be redeemed upon demand and therefore bear minimal risk. In monitoring this credit risk, the Company periodically evaluates the stability of the financial institutions. Generally, no collateral or other security is required to support receivables. To reduce credit risk, a customer’s credit history is evaluated before extension of credit. In addition, an allowance for doubtful receivables has been established as needed based on facts surrounding the credit risk of specific customers, historical trends and other information.

Revenue Recognition

The Company recognizes revenues, if any, when products have been shipped to a customer pursuant or the work has been performed, the sales price is fixed or determinable, and collectibility is reasonable assured.

Impairment of Long-Lived Assets

The Company reviews the carrying value of its long-lived assets annually or whenever events or changes in the circumstances indicate that the historical cost-carrying value of its assets may no longer be appropriate. The Company assesses the recoverability of the carrying value of its assets by estimating the future net cash flows expected to result from these assets, including eventual disposition. If the future net cash flows are less than the carrying value of the assets, an impairment loss will be recorded equal to the difference between the assets’ carrying value and fair value.

Income Taxes

The Company recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. The Company provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets likely.

Fair Value of Financial Instruments

Carrying amounts for cash and cash equivalents, amounts due from acquisition target companies, accounts payable, notes and accrued interest payable, and debentures principal and interest payable approximate fair value due to the short-term nature of these instruments and interest at market rates. However, these values may not be representative of actual values that could have been realized as of the balance sheet dates or that will be realized in the future.

Basic and Diluted Net Loss Per Share

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities.

For the years ended December 31, 2008 and 2007, there were no potentially dilutive securities outstanding.

Stock Based Compensation

The Company accounts for stock-based employee compensation arrangements using the fair value method in accordance with the provisions of Statement of Financial Accounting Standards no.123(R) or SFAS No. 123(R), Share-Based Payments, and Staff Accounting Bulletin No. 107, or SAB 107, Share-Based Payments. The company accounts for the stock options issued to non-employees in accordance with the provisions of Statement of Financial Accounting Standards No. 123, or SFAS No. 123, Accounting for Stock-Based Compensation, and Emerging Issues Task Force No. 96-18, Accounting for Equity Instruments with Variable Terms That Are Issued for Consideration other Than Employee Services Under FASB Statement No. 123. The fair value of stock options and warrants granted to employees and non-employees is determined using the Black-Scholes option pricing model. The Company has adopted SFAS 123(R) and applied it in the period presented. Through December 31, 2008 no options to officers, directors or employees have been granted.

Recently Issued Accounting Pronouncements.

In June 2003, the Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-8934 on June 26, 2008. Commencing with the Company’s Annual Report for the year ended December 31, 2009, the Company is required to include a report of management on the Company’s internal control over financial reporting. The internal control report must include a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting for the Company; of management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of year end; of the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting; and that the Company’s independent accounting firm has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting, which report is also required to be filed as part of the Annual Report on Form 10-K.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurement. This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. The Statement is to be effective for the Company's financial statements issued in 2008; however, earlier application is encouraged. The Company is currently evaluating the timing of adoption and the impact that adoption might have on its financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure, on an item-by-item basis, specified financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, the provisions of which are required to be applied prospectively.

In December 2007, the FASB issued FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51 (“SFAS No. 160”), which causes noncontrolling interests in subsidiaries to be included in the equity section of the balance sheet. SFAS No. 160 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. The Company has not determined the effect that the adoption of SFAS No. 160 will have on the financial results of the Company.

In March 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133” (“SFAS No. 161”), which changes the disclosure requirements for derivative instruments and hedging activities. Pursuant to SFAS No.161, reporting entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged. SFAS No. 161 encourages but does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In years after initial adoption, this Statement requires comparative disclosures only for periods subsequent to initial adoption. The Company does not expect the adoption of SFAS No. 161 to have a material impact on the financial results of the Company.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 3 - GOING CONCERN

Town and Country’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, the Company has accumulated losses aggregating to $16,535 and has insufficient working capital to meet operating needs for the next twelve months as of December 31, 2008, all of which raise substantial doubt about Town and Country’s ability to continue as a going concern.

The Company will continue seeking business and referrals from its business contacts in Idaho. No assurances can be given as to the likelihood of its success in obtaining new and additional business referrals.

NOTE 4 - STOCKHOLDERS’ EQUITY

The Company is authorized by its Certificate of Incorporation to issue an aggregate of 74,000,000 shares of common stock and 1,000,000 shares of preferred stock. All shares have a par value of $.001.

The Company was incorporated under the laws of the State of Nevada on April 16, 2007 succeeding the unincorporated business conducted by its founder since 1976 John W. Chidester was issued 5,340,000 common shares and Kathleen Chidester, our secretary and director and the wife of John W. Chidester, was issued 4,000,000 common shares at the date of incorporation. No value was given to the shares of common stock issued by the newly-formed corporation. Therefore, the shares were recorded to reflect the $.001 par value of $9,340 and paid in capital was recorded as a negative amount, ($9,340). In other words, no net value was assigned to these shares.

During May 2007, the Company issued 660,000 shares to 38 additional shareholders for an aggregate of $660. The purchasers of these shares included its outside counsel (300,000 shares) and relatives of John Chidester (70,000 shares).

As of December 31, 2008, 10,000,000 shares of Common Stock are issued and outstanding. There are no shares of preferred stock issued or outstanding.

NOTE 5 - RELATED PARTY TRANSACTIONS

The Company operates out of an office provided to it by its President. It paid $18,000 to him in each of 2007 and 2006 for use of the office and office services. There is no written lease agreement.

The Company paid independent contractors related to its President to perform appraisals on its behalf. The amounts paid were $75,611 in 2008 and $58,376 in 2007.

NOTE 6 – PRINCIPAL CUSTOMER

In 2008, 13.1% of total revenue related to work received from one county government in Idaho. All of the Company’s unearned revenue at December 31, 2008 also relates to that county government in Idaho.