Form 10-Q
period 2009-03-31
Town & Country Appraisal Service, Inc.
filed 2009-05-20
CIK 1434111

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 X   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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
(Issuer's telephone number)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  X     No     .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer      Accelerated Filer      Non-Accelerated Filer      Smaller Reporting Company  X .

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 10,000,000 shares of Common Stock, as of  May 1, 2009.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one): Yes        No  X .

Transitional Small Business Disclosure Format (check one): Yes       No  X .

TOWN AND COUNTRY APPRAISAL SERVICE, INC.

FORM 10-Q

March 31, 2009

ITEM 1. Financial Information

TOWN AND COUNTRY APPRAISAL SERVICE, INC.

Balance Sheets

March 31, 2009 and December 31, 2008

ASSETS
	March 31, 2009	December 31, 2008
	(Unaudited)	(Audited)

Current Assets
Cash	$6,002	$11,777
Accounts Receivable, net	-	1,275

Total Current Assets	6,002	13,052

Property and Equipment, net	3,103	3,266

Total Assets	$9,105	$16,318

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accrued Expenses	$24,980	$13,698
Unearned Income	-	18,495

Total Current Liabilities	24,980	32,193

Stockholders' Equity
Preferred stock, $.001 par value; 1,000,000 shares authorized; none issued or outstanding

Common stock, $.001 par value; 74,000,000 shares authorized; 10,000,000 shares issued and outstanding	10,000	10,000

Additional Paid-in Capital	(9,340)	(9,340)
Accumulated Deficit	(16,535)	(16,535)

Total Stockholders' Equity	(15,875)	(15,875)

Total Liabilities and Stockholders' Equity	$9,105	$16,318

The accompanying notes are an integral part of these statements

TOWN AND COUNTRY APPRAISAL SERVICE, INC.

Statements of Operations

For the Three Ended March 31, 2009 and 2008

(Unaudited)

	Three Months Ended
	March 31,		March 31,
	2009		2008
Income
Revenue	$46,525	$	$ 30,575

Operating Expenses
Compensation and Contractor Fees	35,189		22,129
General and Administrative	11,336		8,446

Total	46,525		30,575

Net Loss from Operations	-		-

Interest Expense	-		-

Net Loss	$-		$-

Basic and Diluted
(Loss) per Share	$0.00		$0.00

Weighted Average
Number of Shares	10,000,000		10,000,000

The accompanying notes are an integral part of these statements

TOWN AND COUNTRY APPRAISAL SERVICE, INC.

Statements of Cash Flows

For the Three Months Ended March 31, 2009 and 2008

(Unaudited)

	March 31	March 31
	2009	2008
Operating Activities
Net Income (Loss)	$-	$-
Adjustments to reconcile Net (Loss)
Depreciation	163	-
Changes in Accounts Receivable	1275	-
Changes in Accrued Liabilities	11,282	7,569
Changes in Unearned Income	(18,495)	-
Net Cash Provided by (used in) Operating Activities	(5,775)	7,569

Net Increase (Decrease in Cash)	(5,775)	7,569

Cash, Beginning of Period	11,777	-

Cash, End of Period	$6,002	$7,569

Supplemental Information:
Interest Paid	$-	$-
Income Taxes Paid	$-	$-

The accompanying notes are an integral part of these statements

TOWN AND COUNTRY APPRAISAL SERVICE, INC.

Notes to Unaudited Financial Statements

March 31, 2009

(Unaudited)

NOTE 1  BASIS OF PRESENTATION

The accompanying interim financial statements for the three-month periods ended March 31, 2009 are unaudited and include all adjustments (consisting of normal recurring adjustments) considered necessary by management for a fair presentation.  The results of operations realized during an interim period are not necessarily indicative of results to be expected for a full year.  These financial statements should be read in conjunction with the information filed as part of the Company’s Annual Report on Form 10-K of the Company as filed with the United States Securities and Exchange Commission (the “SEC”) on April 10, 2009.

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

NOTE 2  GOING CONCERN

Town and Country’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, the Company has accumulated losses aggregating to $16,535 and has insufficient working capital to meet operating needs for the next twelve months as of March 31, 2009, all of which raise substantial doubt about Town and Country’s ability to continue as a going concern.

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

This management's discussion and analysis or plan of operation should be read in conjunction with the financial statements and notes thereto of the Company for the three months ended March 31, 2009. The reported results may not necessarily reflect the future.

Operations

We have been performing commercial and residential real estate appraisals, principally in southeast Idaho, since 1976. As of May 1, 2009, we had one employee, John S. Chidester, who is currently available substantially on a full-time basis. Mr. Chidester, who is not under contract, will devote the amount of time to us that is necessary to perform the engagements obtained and to seek new ones. We also use independent contractors, who are relatives of Mr. Chidester, to assist in some appraisals. These independent contractors hold all necessary licenses.

A summary of operating results for the three month ended March 31, 2009 and 2008 follows:

	2009	2008

Revenues	$46,525	$30,575

Operating expenses:
Compensation and contractor fees	35,189	22,129
General and administrative	11,336	8,446
Total	46,525	30,575

Net (loss)	$-0-	$-0-

Revenues - We completed 25 residential and 8 commercial appraisals during the three month ended March 31, 2009. We also received revenues aggregating $5,000 from assisting a county to prepare assessor’s manuals during 2009.

Compensation and contractor fees - consist of salary expenses to Mr. Chidester and fees to independent contractors who are related to Mr. Chidester.

General and administrative expenses – The principal component of general and administrative expenses is approximately $13,500 in each period presented paid to John Chidester in consideration for providing office space and services. In three months ending March 31, 2009, there were also $4,240 for professional fees and $479 for continuing education. The change generally corresponds to the change in revenues.

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

Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements.  There are no critical policies or decisions that rely on judgments that are based on assumptions about matters that are highly uncertain at the time the estimate is made.  Note 2 to the financial statements included in the Company’s Annual Report on Form 10 K as filed with the United States Securities and Exchange Commission on April 10, 2009  includes a summary of the significant accounting policies and methods used in the preparation of our financial statements.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2009. Based on this evaluation, our management has concluded that our disclosure controls and procedures adequately ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

The evaluation of our disclosure controls and procedures did not identify any change in our internal control over financial reporting that occurred during or subsequent to the quarter ended March 31, 2009 that has materially affected or is reasonably likely to materially affect our internal control over such reporting.

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

May 19, 2009