Form 10-Q
period 2009-06-30
Town & Country Appraisal Service, Inc.
filed 2009-08-19
CIK 1434111

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 X . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

     . TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE EXCHANGE ACT

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 10,000,000 shares of Common Stock, as of August 18, 2009.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one): Yes      . No  X .

Transitional Small Business Disclosure Format (check one): Yes No   X .

TOWN AND COUNTRY APPRAISAL SERVICE, INC.

FORM 10-Q

June 30, 2009

ITEM 1. Financial Information

TOWN AND COUNTRY APPRAISAL SERVICE, INC.

Balance Sheets
June 30, 2009
(unaudited)

ASSETS
	June 30,	December 31, 2008
	2009	(Audited)

Current Assets
Cash	$3,186	$11,777
Accounts Receivable, net	-	1,275

Total Current Assets	3,186	13,052

Property and Equipment, net	2,939	3,266

Total Assets	$6,125	$16,318

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accrued Expenses	$25,368	$13,698
Unearned Income	-	18,495

Total Current Liabilities	25,368	32,193

Stockholders' Equity
Preferred stock, $.001 par value; 1,000,000 shares authorized; none issued or outstanding

Common stock, $.001 par value; 74,000,000 shares authorized; 10,000,000 shares issued and outstanding	10,000	10,000

Additional Paid-in Capital	(9,340)	(9,340)
Accumulated Deficit	(19,903)	(16,535)

Total Stockholders' Equity	(19,243)	(15,875)

Total Liabilities and Stockholders' Equity	$6,125	$16,318

The accompanying notes are an integral part of these statements

TOWN AND COUNTRY APPRAISAL SERVICE, INC.

Statement of Operations
For the Three Months and Six Months Ended June 30, 2009 and 2008
(unaudited)

	Three Months Ended		Six Months Ended		(April 16, 2007)
	June 30,		June 30,		through
	2009	2008	2009	2008	June 30, 2009

Revenues	$27,585	$27,335	$74,110	$57,910	$75,385

Operating expenses:
Compensation and contractor fees	20,109	20,126	55,327	42,255	56,307
General and administrative	10,814	8,209	22,151	16,655	22,151
Total	30,293	28,335	77,478	58,910	78,458

Net (loss)	$(3,338)	$(1,000)	$(3,368)	$(1,000)	$(3,073)

Net (loss) per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	10,000,000	10,000,000	10,000,000	10,000,000	10,000,000

The accompanying notes are an integral part of these statements

TOWN AND COUNTRY APPRAISAL SERVICE, INC.

Statement of Stockholders' Equity
(unaudited)
From April 16, 2007 (inception) to June 30, 2009

						(Deficit)
						Accumulated
	Price					during	Total
	Per	Common Stock		Paid in	Subscriptions	Development	Equity/
	Share	Shares	Amount	Capital	Receivable	Stage	(Deficit)

Balance January 1, 2006		9,340,000	9,340	(9340)	-	-	-

Net income		-	-	-	-	-	-

Balance December 31, 2006		9,340,000	9,340	(9,340)	-	-	-

Shares Issued for cash	0.001	660,000	660	-	-	-	660
Net loss		-	-	-	-	(660)	(660)

Balance December 31, 2007		10,000,000	10,000	(9,340)	-	(660)	-

Net (Loss) March 31 ,2008		-	-	-	-	-	-

Balance March 31, 2008		10,000,000	10,000	(9,340)	-	(660)	-

Net (Loss) June 30,2008		-	-	-	-	(1,000)	-

Balance June 30, 2008		10,000,000	10,000	(9,340)	-	(1660)	(1,000)

Net (Loss) September 30 ,2008		-	-	-	-	-	-

Balance September 2008		10,000,000	10,000	(9,340)		(1660)	(1,000)

Net (Loss) December 31, 2008		-	-	-	-	(14,875)	-

Balance December 31, 2008		10,000,000	10,000	(9,340)	-	(16,535)	(15,875)

Net (Loss) March 31, 2009		-	-	-	-	-	-

Balance March 31, 2009		10,000,000	10,000	(9,340)	-	(16,535)	(15,875)

Net (Loss) June 30, 2009		-	-	-	-	(3,367)	-

Balance June 30, 2009		10,000,000	10,000	(9,340)	-	(19,902)	(19,242)

The accompanying notes are an integral part of these statements

TOWN AND COUNTRY APPRAISAL SERVICE, INC.

Statement of Cash Flows
For the three Months and Six Months Ended June 30, 2009 and 2008
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Operating Activities
Net (Loss)	$(3,338)	$(1000)	$(3,368)	$(1000)
Adjustments to reconcile Net (Loss)
Shares issued for organization and development costs	-	-	-	-
Depreciation	163	-	327	-
Changes in Operating Assets and Liabilities	389	1000	(6,825)	1,000
(Increase)/Decrease in Accounts Receivable	-	-	1,275	-
Increase/(Decrease) in Accounts Payable	-	-	-	-

Net Cash Provided by Operating Activities	(2,786)	-	(8,592)	-

Investment Activities
Purchase of Equipment	-	-	-	-

Net Cash (Used) by Investment Activities	-	-	-	-

Financing Activities
Loan
Proceeds from sale of Common Stock	-	-	-	-

Net Cash Provided by Financing Activities	-	-	-	-

Net Increase in Cash	-	-	-	-

Cash, Beginning of Period	5,972	-	11,777	-

Cash, End of Period	$3,186	$-	$3,186	$-

Supplemental Information:
Interest Paid	$-	-	-	-
Income Taxes Paid	$-	-	-	-

The accompanying notes are an integral part of these statements

TOWN AND COUNTRY APPRAISAL SERVICE, INC.

Notes to Unaudited Financial Statements

June 30, 2009

(Unaudited)

NOTE 1 BASIS OF PRESENTATION

The accompanying interim financial statements for the three-month periods ended June 30, 2009 are unaudited and include all adjustments (consisting of normal recurring adjustments) considered necessary by management for a fair presentation. The results of operations realized during an interim period are not necessarily indicative of results to be expected for a full year. These financial statements should be read in conjunction with the information filed as part of the Company’s Annual Report on Form 10-K of the Company as filed with the United States Securities and Exchange Commission (the “SEC”) on April 10, 2009.

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

NOTE 2 GOING CONCERN

Town and Country’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, the Company has accumulated losses aggregating to $19,903 and has insufficient working capital to meet operating needs for the next twelve months as of June 30, 2009, all of which raise substantial doubt about Town and Country’s ability to continue as a going concern.

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

This management's discussion and analysis or plan of operation should be read in conjunction with the financial statements and notes thereto of the Company for the three months ended June 30, 2009. The reported results may not necessarily reflect the future.

Operations

We have been performing commercial and residential real estate appraisals, principally in southeast Idaho, since 1976. As of August 18, 2009, we had one employee, John S. Chidester, who is currently available substantially on a full-time basis. Mr. Chidester, who is not under contract, will devote the amount of time to us that is necessary to perform the engagements obtained and to seek new ones. We also use independent contractors, who are relatives of Mr. Chidester, to assist in some appraisals. These independent contractors hold all necessary licenses.

A summary of operating results for the three month ended June 30, 2009 and 2008 follows:

	2009	2008

Revenues	$27,585	$27,335

Operating expenses:
Compensation and contractor fees	20,109	20,126
General and administrative	10,814	8,209
Total	30,293	28,335

Net (loss)	$(3,338)	$(1,000)

Revenues - We completed 30 residential and 6 commercial appraisals during the three month ended June 30, 2009.

Compensation and contractor fees - consist of salary expenses to Mr. Chidester and fees to independent contractors who are related to Mr. Chidester.

General and administrative expenses – The principal component of general and administrative expenses is approximately $13,500 in each period presented paid to John Chidester in consideration for providing office space and services. In three months ending June 30, 2009, there was also $389 for professional fees.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2009. Based on this evaluation, our management has concluded that our disclosure controls and procedures adequately ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

The evaluation of our disclosure controls and procedures did not identify any change in our internal control over financial reporting that occurred during or subsequent to the quarter ended June 30, 2009 that has materially affected or is reasonably likely to materially affect our internal control over such reporting.

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

August 18, 2009