Form 10-K
period 2009-12-31
Town & Country Appraisal Service, Inc.
filed 2010-02-08
CIK 1434111

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

 X .

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes      .No  X .

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X .No      .

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

The number of shares outstanding of each of the Registrant’s classes of common stock, as of January 26, 2010 is 10,000,000 shares, all of one class, $.001 par value per share.

The Registrant’s common stock has not traded on the OTCBB or elsewhere and, accordingly, there is no aggregate “market value” to be indicated for such shares. The “value” of the outstanding shares held by non-affiliates, based upon the book value as of January 26, 2010, is $-0-.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are herewith incorporated by reference: NONE

TOWN AND COUNTRY APPRAISAL SERVICE, INC.

TABLE OF CONTENTS

PART I

ITEM 1	BUSINESS	4

ITEM 1A	RISK FACTORS	5

ITEM 1B	UNRESOLVED STAFF COMMENTS	11

ITEM 2	PROPERTIES	11

ITEM 3	LEGAL PROCEEDINGS	11

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	17

PART II

ITEM 5	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	11

ITEM 6	SELECTED FINANCIAL DATA	11

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	12

ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	16

ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	16

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	16

ITEM 9A	CONTROLS AND PROCEDURES	17

ITEM 9B	OTHER INFORMATION	17

PART III

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	17

ITEM 11	EXECUTIVE COMPENSATION	18

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	19

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE	20

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES	20

PART IV

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	20

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

Intellectual Property

We have no patents or trademarks.

Employees

As of December 31, 2009, we had one fulltime employee, John S. Chidester, who is currently available substantially on a full-time basis. Mr. Chidester, who is not under contract, will devote the amount of time to us that is necessary to perform the engagements obtained and to seek new ones. Kathleen Chidester is our secretary and devotes several hours a week to us.

We also use independent contractors, who are relatives of Mr. Chidester (being his son and daughter-in-law), to assist in some appraisals. These independent contractors hold all necessary professional licenses.

Item 1A. RISK FACTORS

Risks Related to the Business

We have very limited financial resources.

We have limited resources, and there can be no assurance that we will be able to raise any necessary capital that may be needed to carry on our business. We have incurred, and will continue to incur, operating losses for the foreseeable future. Even if we achieve profitability there can be no assurance that we can sustain or increase profitability on a quarterly or annual basis. Our failure to meet and realize our objectives may have a material adverse effect on our business, financial condition and results of operations, including failure as a business.

Our financial statements are prepared using principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, we do not have significant cash or other material liquid assets, nor do we have an established source of revenue sufficient to cover our operating costs and to allow us to continue as a going concern. We may, in the future, experience significant fluctuations in our results of operations. If we are required to obtain debt or equity financing our illiquidity could suppress the value and price of our shares if and when trading in those shares develops. However, any future offerings of securities may not be undertaken, and if undertaken, may not be successful or the proceeds derived from these offerings may be less than anticipated and/or may be insufficient to fund operations and meet the needs of our business plan. Our current working capital is not sufficient to cover expected cash requirements for 2010 or to bring us to a positive cash flow position. It is possible that we will never become profitable and will not be able to continue as a going concern. Our independent auditors included an explanatory paragraph in their opinion on our 2009 financial statements discussing the uncertainty of our ability to continue as a going concern.

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

Our chief executive officer and sole full time employee, John S. Chidester, is entirely responsible for the execution of our business. He is under no contractual obligation to remain employed by us. If he should choose to leave us for any reason before we have hired qualified additional personnel, our operations are likely to fail. Even if we are able to find additional personnel, it is uncertain whether we could find someone who could develop our business along the lines described in this Form 10-K. We will fail without Mr. Chidester or an appropriate replacement(s). We intend to acquire “key–man” life insurance on the life of Mr. Chidester naming us as the beneficiary when and if we obtain the resources to do so, and Mr. Chidester is insurable. We have not yet attempted to procure such insurance, and there is no guarantee that we will be able to obtain such insurance in the future.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we will be required, beginning with our fiscal year ending December 31, 2010, to include in our annual report our assessment of the effectiveness of our internal control over financial reporting as of the end of the fiscal year. Furthermore, our independent registered public accounting firm will be required to report separately on whether it believes that we have maintained, in all material respects, effective internal control over financial reporting. We have not yet completed our assessment of the effectiveness of our internal control over financial reporting. We expect to incur additional expenses and diversion of management’s time as a result of performing the system and process evaluation, testing and remediation required in order to comply with the management certification and auditor attestation requirements.

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

Our internal controls may be inadequate, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial officer and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•

pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of a reporting company;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of a reporting company are being made only in accordance with authorizations of management and/or directors of the reporting company; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the reporting company's assets that could have a material effect on the financial statements.

Our internal controls may be inadequate or ineffective, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public. Investors relying upon this misinformation may make an uninformed investment decision.

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

Our Articles of Incorporation and applicable Nevada law provide for the indemnification of our directors, officers, employees, and agents, under certain circumstances, against attorney's fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on our behalf. We will also bear the expenses of such litigation for any of our directors, officers, employees, or agents, upon such person's written promise to repay us therefore, if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by us that we may be unable to recoup.

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

As of December 31, 2009 there has never been any established trading market for our common stock, and there is currently no established public market whatsoever for our securities. FINRA has assigned us a trading symbol (TWYA) which enables a market maker to quote the shares of our common stock on the OTCBB maintained by FINRA. There can be no assurances as to whether:

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

Because of the anticipated low price of the securities, many brokerage firms may not be willing to effect transactions in these securities. Purchasers of our securities should be aware that any market that develops in our stock will be subject to the penny stock restrictions.

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

Our president and other director, who are married to each other, beneficially own an aggregate of approximately 93.4% of our outstanding common stock. Because of their beneficial stock ownership, our president and other director are in a position to continue to elect our board of directors, decide all matters requiring stockholder approval and determine our policies. The interests of our president and other director may differ from the interests of other shareholders with respect to the issuance of shares, business transactions with or sales to other companies, selection of officers and directors and other business decisions. The minority shareholders would have no way of overriding decisions made by our president and vice president. This level of control may also have an adverse impact on the market value of our shares because our president and other director may institute or undertake transactions, policies or programs that result in losses, may not take any steps to increase our visibility in the financial community and/or may sell sufficient numbers of shares to significantly decrease our price per share.

We do not expect to pay cash dividends in the foreseeable future

We have never paid cash dividends on our common stock. We do not expect to pay cash dividends on our common stock at any time in the foreseeable future. The future payment of dividends directly depends upon our future earnings, capital requirements, financial requirements and other factors that our board of directors will consider. Since we do not anticipate paying cash dividends on our common stock, return on your investment, if any, will depend solely on an increase, if any, in the market value of our common stock.

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

Because our directors are not independent directors, we do not currently have independent audit or compensation committees. As a result, our director has the ability, among other things, to determine her own level of compensation. Until we comply with such corporate governance measures, regardless of whether such compliance is required, the absence of such standards of corporate governance may leave our stockholders without protections against interested director transactions, conflicts of interest, if any, and similar matters and any potential investors may be reluctant to provide us with funds necessary to expand our operations.

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

You may have limited access to information regarding our business because our obligations to file periodic reports with the SEC could be automatically suspended under certain circumstances.

Our financial reporting obligations may (in our discretion) be automatically suspended under Section 15(d) of the Securities Exchange Act of 1934 if we have less than 300 shareholders or have not filed a registration statement on Form 8A. If we make a decision to suspend our public reporting, we will no longer be obligated to file periodic reports with the SEC and your access to our business information would then be even more restricted.

We are required to furnish proxy statements to security holders, and our directors, officers and principal beneficial owners are required to report their beneficial ownership of securities to the SEC pursuant to Section 16 of the Securities Exchange Act of 1934.

For all of the foregoing reasons and others set forth herein, an investment in the Company’s securities in any market which may develop in the future involves a high degree of risk. Any person considering an investment in such securities should be aware of these and other risk factors set forth in this Form 10-K.

Item 1B. UNRESOLVED STAFF COMMENTS

None

Item 2. PROPERTIES

We currently operate out of an office located at 700 West Bridge Street, Blackfoot, ID 83221 provided to us by John Chidester. We paid approximately $18,000 to Mr. Chidester in each of 2009 and 2008 for use of the office and office services. There is no written lease agreement.

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

As of the close of business on December 31, 2009, there were 40 stockholders of record of our common stock, and 10,000,000 shares were issued and outstanding.

The Company has never repurchased any of its equity securities.

Item 6 SELECTED FINANCIAL DATA

Balance Sheet Data:	December 31, 2009	December 31, 2008

Current assets	$5,839	$13,052

Current liabilities	$30,368	$32,193

Stockholders’ deficit	$(22,047)	$(15,875)

Income Data:
	Year ended December 31,
	2009	2008
Revenues	$123,798	$141,144
Expenses	$129,970	$157,019
Net loss	$(6,172)	$(15,875)
Net loss per common share - basic and diluted	$(0.00)	$(0.00)
Weighted average number of shares outstanding – basic and diluted	10,000,000	10,000,000

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

Operations

A summary of operating results for the years ended December 31, 2009 and 2008 follows:

	2009	2008

Revenues	$123,798	$141,144

Operating expenses:
Compensation and contractor fees	86,900	118,202
General and administrative	43,070	38,817
Total	129,970	157,019

Net loss	$(6,172)	$(15,875)

Revenues - The recession impacted the demand for our services in 2009. We completed 91 residential and 34 commercial appraisals during 2009 compared with 24 residential and 120 commercial appraisals during 2008. Residential appraisals tend to generate less revenue than commercial appraisals resulting in a decline in revenue in 2009. We also received revenues aggregating $15,000 from assisting three counties to prepare assessor’s manuals during 2008. In addition, during 2008 we received $18,495 from one county government in Idaho and $10,075 for one commercial appraisal performed for the Federal Bankruptcy Court. We also had unearned revenue of $18,495 at December 31, 2008 from the same county government in Idaho. All of the unearned revenue was earned in 2009 comprising 14.9% of revenue realized in 2009.

Compensation and contractor fees - consist of salary expenses to Mr. Chidester and fees to independent contractors who are related to Mr. Chidester. The independent contractors performed appraisals.

	2009	2008

John Chidester	$44,759	$42,591
Independent contractors	42,141	75,611

Total	$86,900	$118,202

General and administrative expenses – the principal component of general and administrative expenses is approximately $18,000 in each year paid to John Chidester in consideration for providing office space and services. In 2009, there were professional fees of $6,479 and travel costs of $6,431. In 2008, there were also $8,000 for professional fees and $1,798 for continuing education. The remaining costs were general office supplies and travel and entertainment expenses.

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

•

of management’s assessment of the effectiveness of our internal control over financial reporting as of year-end; and

•

of the framework used by management to evaluate the effectiveness of our internal control over financial reporting.

Furthermore, in the following fiscal year, it is required to file the registered accounting firm’s attestation report separately on the Company’s internal control over financial reporting on whether it believes that the Company has maintained, in all material respects, effective internal control over financial reporting.

In June 2009, the FASB approved the FASB Accounting Standards Codification (the “Codification”) as the single source of authoritative nongovernmental U.S. GAAP to be launched on July 1, 2009. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered non-authoritative. The Codification is effective for interim and annual periods ending after September 15, 2009. The adoption did not have a material impact on the Company’s financial position, results of operations or cash flows.

In August 2009, the FASB issued the FASB Accounting Standards Update No. 2009-04, Accounting for Redeemable Equity Instruments - Amendment to Section 480-10-S99 which represents an update to section 480-10-S99, distinguishing liabilities from equity, per EITF Topic D-98, Classification and Measurement of Redeemable Securities. The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

In August 2009, the FASB issued the FASB Accounting Standards Update No. 2009-05, Fair Value Measurement and Disclosures Topic 820 – Measuring Liabilities at Fair Value, which provides amendments to subtopic 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities. This Update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques:

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

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-08, Earnings Per Share – Amendments to Section 260-10-S99, which represents technical corrections to topic 260-10-S99, Earnings per share, based on EITF Topic D-53, Computation of Earnings Per Share for a Period that includes a Redemption or an Induced Conversion of a Portion of a Class of Preferred Stock and EITF Topic D-42, The Effect of the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock. The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-09, Accounting for Investments-Equity Method and Joint Ventures and Accounting for Equity-Based Payments to Non-Employees. This Update represents a correction to Section 323-10-S99-4, Accounting by an Investor for Stock-Based Compensation Granted to Employees of an Equity Method Investee. Additionally, it adds observer comment Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees to the Codification. The Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-12, Fair Value Measurements and Disclosures Topic 820 – Investment in Certain Entities That Calculate Net Assets Value Per Share (or Its Equivalent), which provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures-Overall, for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). The amendments in this Update permit, as a practical expedient, a reporting entity to measure the fair value of an investment that is within the scope of the amendments in this Update on the basis of the net asset value per share of the investment (or its equivalent) if the net asset value of the investment (or its equivalent) is calculated in a manner consistent with the measurement principles of Topic 946 as of the reporting entity’s measurement date, including measurement of all or substantially all of the underlying investments of the investee in accordance with Topic 820. The amendments in this Update also require disclosures by major category of investment about the attributes of investments within the scope of the amendments in this Update, such as the nature of any restrictions on the investor’s ability to redeem its investments a the measurement date, any unfunded commitments (for example, a contractual commitment by the investor to invest a specified amount of additional capital at a future date to fund investments that will be make by the investee), and the investment strategies of the investees. The major category of investment is required to be determined on the basis of the nature and risks of the investment in a manner consistent with the guidance for major security types in U.S. GAAP on investments in debt and equity securities in paragraph 320-10-50-1B. The disclosures are required for all investments within the scope of the amendments in this Update regardless of whether the fair value of the investment is measured using the practical expedient. The Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-01 “Equity Topic 505 – Accounting for Distributions to Shareholders with Components of Stock and Cash”, which clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share (“EPS”)). Those distributions should be accounted for and included in EPS calculations in accordance with paragraphs 480-10-25- 14 and 260-10-45-45 through 45-47 of the FASB Accounting Standards codification. The amendments in this Update also provide a technical correction to the Accounting Standards Codification. The correction moves guidance that was previously included in the Overview and Background Section to the definition of a stock dividend in the Master Glossary. That guidance indicates that a stock dividend takes nothing from the property of the corporation and adds nothing to the interests of the stockholders. It also indicates that the proportional interest of each shareholder remains the same, and is a key factor to consider in determining whether a distribution is a stock dividend.

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-02 “Consolidation Topic 810 – Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification”, which provides amendments to Subtopic 810-10 and related guidance within U.S. GAAP to clarify that the scope of the decrease in ownership provisions of the Subtopic and related guidance applies to the following:

1.

A subsidiary or group of assets that is a business or nonprofit activity

2.

A subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture

3.

An exchange of a group of assets that constitutes a business or nonprofit activity for a noncontrolling interest in an entity (including an equity method investee or joint venture).

The amendments in this Update also clarify that the decrease in ownership guidance in Subtopic 810-10 does not apply to the following transactions even if they involve businesses:

1.

Sales of in substance real estate. Entities should apply the sale of real estate guidance in Subtopics 360-20 (Property, Plant, and Equipment) and 976-605 (Retail/Land) to such transactions.

2.

Conveyances of oil and gas mineral rights. Entities should apply the mineral property conveyance and related transactions guidance in Subtopic 932-360 (Oil and Gas-Property, Plant, and Equipment) to such transactions.

If a decrease in ownership occurs in a subsidiary that is not a business or nonprofit activity, an entity first needs to consider whether the substance of the transaction causing the decrease in ownership is addressed in other U.S. GAAP, such as transfers of financial assets, revenue recognition, exchanges of nonmonetary assets, sales of in substance real estate, or conveyances of oil and gas mineral rights, and apply that guidance as applicable. If no other guidance exists, an entity should apply the guidance in Subtopic 810-10.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K, obligations under any guarantee contracts or contingent obligations. We also have no other commitments, other than the costs of being a public company, that will increase our operating costs or cash requirements in the future

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 8. FINANCIAL STATEMENTS

Our financial statements as of December 31, 2009 and the year then ended start on page 32.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

a) Dismissal of Former Accounting Firms

On August 7, 2009 (the "Dismissal Date"), the Board of Directors of TCA dismissed Moore & Associates Chartered (“Moore & Associates”), its independent registered public accounting firm.

On August 27, 2009, the Public Company Accounting Oversight Board ("PCAOB") revoked the registration of Moore & Associates because of violations of PCAOB rules and auditing standards in auditing financial statements, PCAOB rules and quality control standards, and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, and noncooperation with a Board investigation.

On September 9, 2009 (the "Dismissal Date"), the Board of Directors of TCA dismissed Seale and Beers, CPAs (“Seale”), its independent registered public accounting firm which it had previously engaged on August 7, 2009, but which firm has not provided any services as of the date of dismissal or thereafter.

During TCA's most recent fiscal year and the subsequent interim periods through to the Dismissal Date, there were no disagreements as defined in Item 304 of Regulation S-K) with Seale on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Seale, would have caused it to make reference in connection with any opinion to the subject matter of the disagreement. Further, during TCA's most recent fiscal year and the subsequent interim periods through to the Dismissal Date, there were no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K).

(b) Engagement of Li & Company, PC

On September 9, 2009 (the "Engagement Date"), TCA's Board of Directors approved the appointment of Li & Company, PC as the Registrant's independent registered public accounting firm. During TCA's two most recent fiscal years, the subsequent interim periods thereto, and through the Engagement Date, neither the Registrant nor anyone on its behalf consulted the Current Accountants regarding either (1) the application of accounting principles to a specified transaction regarding the Company, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements; or (2) any matter regarding the Company that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and related instructions to Item 304 of Regulation S-K) or a reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K).

Each of these reportable events was reported by us on Forms 8K filed with the SEC.

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

Item 9B

 OTHER INFORMATION

No event occurred during the fourth quarter of the year ended December 31, 2009 that would have required disclosure in a report on Form 8-K.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

Our management consists of:

NAME	AGE	POSITION

John S. Chidester	63	President, Chief Financial Officer, Chief Accounting Officer, and Chairman
Kathleen Chidester	64	Secretary and Director

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

Possible Potential Conflicts

The OTCBB on which we plan and hope to have our shares of common stock quoted at some point in the future does not have any director independence requirements.

No member of management is or will be required by us to work on a full time basis, although our president currently devotes fulltime to us. Accordingly, certain conflicts of interest may arise between us and our officer in that he may have other business interests in the future to which he devotes his attentions, and he may be expected to continue to do so although management time must also be devoted to our business. As a result, conflicts of interest may arise that can be resolved only through his exercise of such judgment as is consistent with his understanding of his fiduciary duties to us.

Currently we have only two officers and directors (the same persons) and will seek to add additional officer(s) and/or director(s) as and when the proper personnel are located and terms of employment are mutually negotiated and agreed, and we have sufficient capital resources and cash flow to make such offers.

Board of Directors

All directors hold office until the completion of their term of office, which is not longer than one year, or until their successors have been elected. Our director’s term of office expires on December 31, 2010. All officers are appointed annually by the board of directors and, subject to existing employment agreements (of which there are currently none) and serve at the discretion of the board. Currently, our directors receive no compensation for their role as directors but may receive compensation for their role as officers.

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

ITEM 11 - EXECUTIVE COMPENSATION

None of our employees is subject to a written employment agreement nor has any officer received a cash salary since our founding.

The Summary Compensation Table shows certain compensation information for services rendered in all capacities for the years ended December 31, 2009 and 2008. Other than as set forth herein, no executive officer's salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

		Annual Compensation			Long Term Compensation
					Awards		Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options SARs (#)	LTIP Payouts ($)	All Other Compensation ($)

John Chidester	2009	$44,759	-0-	-0-	-0-	-0-	-0-	$18,000
CEO	2008	$42,591	-0-	-0-	-0-	-0-	-0-	$18,000

The $18,000 paid to Mr. Chidester in each year was for providing us with office space and services. He has no stock options or any other form on noncash compensation. No compensation agreement exists.

Outstanding Equity Awards at Year End

There are no outstanding equity awards at December 31, 2009.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of December 31, 2009, we had 10,000,000 shares of common stock outstanding which are held by 40 shareholders. The following table sets forth information known to us regarding beneficial ownership of our common stock as of December 31, 2009 by:

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

(1)

The address for John S. Chidester and Kathleen Chidester is Town and Country Real Estate Service, Inc., 700 West Bridge Street, Blackfoot, ID 83221

(2)

The 9,340,000 shares consists of 5,340,000 shares held by John S. Chidester and 4,000,000 shares held by Kathleen Chidester, the wife of John S. Chidester in accordance with SEC Release 33-4819 which states, in part, that a person is regarded as the beneficial owner of securities held in the name of his or her spouse and their minor children. John W. Chidester and Kathleen Chidester disclaim any beneficial interest in or control over any of the shares held by the other except that which may be attributed to each of them by operation of law.

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

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

We currently operate out of an office located at 700 West Bridge Street, Blackfoot, ID 83221 provided to us by John Chidester. We paid $18,000 to Mr. Chidester in 2009 and 2008 for use of the office and office services. There is no written lease agreement.

We paid independent contractors related to Mr. Chidester to perform appraisals on our behalf. The amounts paid were $42,141 in 2009 and $75,611 in 2008.

Director Independence

For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 4200(a)(15). Under NASDAQ Rule 4200(a)(15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. Accordingly, we do not have an independent director as of December 31, 2009.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees: Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings. Fees incurred cover each quarterly review associated with our Form 10-Q filings and the annual audit of the Company’s financial statements included as part of our Form 10-K filing. These costs were $8,250 in 2009 and $4,500 in 2008.

Audit-Related Fees: Audit-related services consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards and were not incurred for 2009 and 2008.

Tax Services Fees: Tax fees consist of fees billed for professional services for tax compliance. These services include assistance regarding federal, state, and local tax compliance. Tax fees were not incurred during the years ended December 31, 2009 and 2008.

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

/s/ John S. Chidester

John S. Chidester

Title: President and Chief Executive Officer

Date: February 5, 2010

TOWN AND COUNTRY APPRAISAL SERVICE, INC.

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Town and Country Appraisal Service, Inc.

Blackfoot, Idaho

We have audited the accompanying balance sheets of Town and Country Appraisal Service, Inc. as of December 31, 2009 and 2008 and the related statements of operations, stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Town and Country Appraisal Service, Inc. as of December 31, 2009 and 2008 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations, has negative working capital and has an accumulated deficit at December 31, 2009. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Li & Company, PC

Li & Company, PC

Skillman, New Jersey

February 5, 2010

Town and Country Appraisal Service, Inc.

Balance Sheets

December 31, 2009 and 2008

ASSETS
	2009	2008
CURRENT ASSETS:
Cash	$964	$11,777
Accounts receivable (less allowance for doubtful accounts of $1,500 at December 31, 2009)	4,875	1,275
Total current assets	5,839	13,052

COMPUTER EQUIPMENT (less accumulated depreciation of $1,437 and $653, respectively)	2,482	3,266

TOTAL ASSETS	$8,321	$16,318

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accrued expenses	$30,368	$13,698
Unearned income	-	18,495
Total current liabilities	30,368	32,193

STOCKHOLDERS' DEFICIT:
Preferred stock: $0.001 par value; 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock: $0.001 par value; 74,000,000 shares authorized; 10,000,000 shares issued and outstanding	10,000	10,000
Additional paid-in capital	(9,340)	(9,340)
Accumulated deficit	(22,707)	(16,535)
Total stockholders’ deficit	(22,047)	(15,875)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$8,321	$16,318

See accompanying notes to the financial statements.

TOWN AND COUNTRY APPRAISAL SERVICE, INC.

STATEMENTS OF OPERATIONS

Years Ended December 31, 2009 and 2008

	2009	2008

Revenues	$123,798	$141,144

Operating expenses:
Compensation and contractor fees	86,900	118,202
General and administrative	43,070	38,817
Total	129,970	157,019

Loss from operations	(6,172)	(15,875)

Income tax provision	-	-

Net loss	$(6,172)	$(15,875)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	10,000,000	10,000,000

See accompanying notes to the financial statements

TOWN AND COUNTRY APPRAISAL SERVICE, INC.

STATEMENT OF STOCKHOLDERS’ DEFICIT

For the Period from January 1, 2008 to December 31, 2009

	Common Shares	Amount	Additional paid-in Capital	Accumulated Deficit	Total

Balance January 1, 2008	10,000,000	$10,000	$(9,340)	$(660)	$-

Net loss	-	-	-	(15,875)	(15,875)
Balance, December 31, 2008	10,000,000	10,000	(9,340)	(16,535)	(15,875)

Net loss	-	-	-	(6,172)	(6,172)

Balance, December 31, 2009	10,000,000	$10,000	$(9,340)	$(22,707)	$(22,047)

See accompanying notes to the financial statements.

TOWN AND COUNTRY APPRAISAL SERVICE, INC.

STATEMENTS OF CASH FLOWS

Years Ended December 31, 2009 and 2008

	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,172)	$(15,875)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	784	653
Increase in accounts receivable	(3,600)	(1,275)
Increase in accrued expenses	16,670	13,698
Increase (decrease) in unearned income	(18,495)	18,495
Net Cash Provided by (Used in) Operating Activities	(10,813)	15,696

CASH FROM INVESTING ACTIVITIES:
Purchase of computer equipment	-	(3,919)

NET CHANGE IN CASH	(10,813)	11,777
CASH AT BEGINNING OF YEAR	11,777	-
CASH AT END OF YEAR	$964	$11,777

SUPPLEMENTARY INFORMATION

Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes to the financial statements.

TOWN AND COUNTRY APPRAISAL SERVICE, INC.

December 31, 2009 and 2008

NOTES TO THE FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION

Town and Country Appraisal Service, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on April 16, 2007 to succeed an unincorporated entity controlled and operated by its founder, John S. Chidester, since 1976. John S. Chidester was issued 5,340,000 common shares and Kathleen Chidester, our secretary and director and the wife of John W. Chidester, was issued 4,000,000 common shares at the date of incorporation. No value was given to the shares of common stock issued by the newly-formed corporation. Therefore, the shares were recorded to reflect the $.001 par value of $9,340 and paid in capital was recorded as a negative amount, ($9,340). In other words, no net value was assigned to these shares.

All share and per share amounts in the financial statements and notes assume that the capital structure assumed when the Company became a Nevada corporation was in place as of the first date of the first period presented.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Basis of presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

b. Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

c. Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

d. Accounts Receivable

Accounts receivable are recorded at the invoiced amount, net of an allowance for doubtful accounts. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on historical write-off experience, customer specific facts and economic conditions. Bad debt expense is included in general and administrative expenses, if any.

Outstanding account balances are reviewed individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

The Company does not have any off-balance-sheet credit exposure to its customers.

e. Computer Equipment

Computer equipment is recorded at cost. Expenditures for major additions and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation of Computer equipment is computed by the straight-line method (after taking into account their respective estimated residual values) over the assets estimated useful lives of five (5) years. Upon sale or retirement of property, plant and equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in the consolidated statements of income and comprehensive Income. Leasehold improvements, if any, are amortized on a straight-line basis over the term of the lease or the estimated useful lives, whichever is shorter. Upon becoming fully amortized, the related cost and accumulated amortization are removed from the accounts.

f. Impairment of Long-lived Assets

The Company has adopted paragraph 360-10-35-17 of the FASB Accounting Standards Codification for its long-lived assets. The Company’s long-lived asset, which includes computer equipment, is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives. The Company determined that there were no impairments of long-lived assets as of December 31, 2009 and 2008.

g. Fair Value of Financial Instruments

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, accrued expenses and unearned income, approximate their fair values because of the short maturity of these instruments.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at December 31, 2009 or 2008, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the year ended December 31, 2009 or 2008.

h. Revenue Recognition

The Company applies paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition. The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

i. Income Taxes

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

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”). Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of Section 740-10-25.

j. Net Loss Per Common Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of December 31, 2009 or 2008.

k. Recently Issued Accounting Standards

In June 2003, the Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-9072 on October 13, 2009. Under the provisions of Section 404 of the Sarbanes-Oxley Act, public companies and their independent auditors are each required to report to the public on the effectiveness of a company’s internal controls. The smallest public companies with a public float below $75 million have been given extra time to design, implement and document these internal controls before their auditors are required to attest to the effectiveness of these controls. This extension of time will expire beginning with the annual reports of companies with fiscal years ending on or after June 15, 2010. Commencing with its annual report for the year ending December 31, 2010, the Company will be required to include a report of management on its internal control over financial reporting. The internal control report must include a statement

•

Of management’s responsibility for establishing and maintaining adequate internal control over its financial reporting;

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

In June 2009, the FASB approved the “FASB Accounting Standards Codification” (the “Codification”) as the single source of authoritative nongovernmental U.S. GAAP to be launched on July 1, 2009. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered non-authoritative. The Codification is effective for interim and annual periods ending after September 15, 2009. The adoption did not have a material impact on the Company’s financial position, results of operations or cash flows.

In August 2009, the FASB issued the FASB Accounting Standards Update No. 2009-04, Accounting for Redeemable Equity Instruments - Amendment to Section 480-10-S99, which represents an update to section 480-10-S99, distinguishing liabilities from equity, per EITF Topic D-98, Classification and Measurement of Redeemable Securities. The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

In August 2009, the FASB issued the FASB Accounting Standards Update No. 2009-05, Fair Value Measurement and Disclosures Topic 820 – Measuring Liabilities at Fair Value, which provides amendments to subtopic 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities. This Update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: 1. A valuation technique that uses: a. The quoted price of the identical liability when traded as an asset b. Quoted prices for similar liabilities or similar liabilities when traded as assets. 2. Another valuation technique that is consistent with the principles of topic 820; two examples would be an income approach, such as a present value technique, or a market approach, such as a technique that is based on the amount at the measurement date that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability. The amendments in this Update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The amendments in this Update also clarify that both a quoted price in an active market for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-08, Earnings Per Share – Amendments to Section 260-10-S99, which represents technical corrections to topic 260-10-S99, Earnings per share, based on EITF Topic D-53, Computation of Earnings Per Share for a Period that includes a Redemption or an Induced Conversion of a Portion of a Class of Preferred Stock and EITF Topic D-42, The Effect of the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock. The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-09, Accounting for Investments-Equity Method and Joint Ventures and Accounting for Equity-Based Payments to Non-Employees. This Update represents a correction to Section 323-10-S99-4, Accounting by an Investor for Stock-Based Compensation Granted to Employees of an Equity Method Investee. Additionally, it adds observer comment Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees to the Codification. The Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-12, Fair Value Measurements and Disclosures Topic 820 – Investment in Certain Entities That Calculate Net Assets Value Per Share (or Its Equivalent), which provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures-Overall, for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). The amendments in this Update permit, as a practical expedient, a reporting entity to measure the fair value of an investment that is within the scope of the amendments in this Update on the basis of the net asset value per share of the investment (or its equivalent) if the net asset value of the investment (or its equivalent) is calculated in a manner consistent with the measurement principles of Topic 946 as of the reporting entity’s measurement date, including measurement of all or substantially all of the underlying investments of the investee in accordance with Topic 820. The amendments in this Update also require disclosures by major category of investment about the attributes of investments within the scope of the amendments in this Update, such as the nature of any restrictions on the investor’s ability to redeem its investments a the measurement date, any unfunded commitments (for example, a contractual commitment by the investor to invest a specified amount of additional capital at a future date to fund investments that will be make by the investee), and the investment strategies of the investees. The major category of investment is required to be determined on the basis of the nature and risks of the investment in a manner consistent with the guidance for major security types in U.S. GAAP on investments in debt and equity securities in paragraph 320-10-50-1B. The disclosures are required for all investments within the scope of the amendments in this Update regardless of whether the fair value of the investment is measured using the practical expedient. The Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-01 “Equity Topic 505 – Accounting for Distributions to Shareholders with Components of Stock and Cash”, which clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share (“EPS”)). Those distributions should be accounted for and included in EPS calculations in accordance with paragraphs 480-10-25- 14 and 260-10-45-45 through 45-47 of the FASB Accounting Standards codification. The amendments in this Update also provide a technical correction to the Accounting Standards Codification. The correction moves guidance that was previously included in the Overview and Background Section to the definition of a stock dividend in the Master Glossary. That guidance indicates that a stock dividend takes nothing from the property of the corporation and adds nothing to the interests of the stockholders. It also indicates that the proportional interest of each shareholder remains the same, and is a key factor to consider in determining whether a distribution is a stock dividend.

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-02 “Consolidation Topic 810 – Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification”, which provides amendments to Subtopic 810-10 and related guidance within U.S. GAAP to clarify that the scope of the decrease in ownership provisions of the Subtopic and related guidance applies to the following:

1.

A subsidiary or group of assets that is a business or nonprofit activity

2.

A subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture

3.

An exchange of a group of assets that constitutes a business or nonprofit activity for a noncontrolling interest in an entity (including an equity method investee or joint venture).

The amendments in this Update also clarify that the decrease in ownership guidance in Subtopic 810-10 does not apply to the following transactions even if they involve businesses:

1.

Sales of in substance real estate. Entities should apply the sale of real estate guidance in Subtopics 360-20 (Property, Plant, and Equipment) and 976-605 (Retail/Land) to such transactions.

2.

Conveyances of oil and gas mineral rights. Entities should apply the mineral property conveyance and related transactions guidance in Subtopic 932-360 (Oil and Gas-Property, Plant, and Equipment) to such transactions.

If a decrease in ownership occurs in a subsidiary that is not a business or nonprofit activity, an entity first needs to consider whether the substance of the transaction causing the decrease in ownership is addressed in other U.S. GAAP, such as transfers of financial assets, revenue recognition, exchanges of nonmonetary assets, sales of in substance real estate, or conveyances of oil and gas mineral rights, and apply that guidance as applicable. If no other guidance exists, an entity should apply the guidance in Subtopic 810-10.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company had an accumulated deficit of $22,707 at December 31, 2009, with a net loss from operations of $6,172 and net cash used in operating activities of $10,813 for the year ended December 31, 2009, respectively.

While the Company is attempting to generate sufficient revenues, the Company’s cash position may not be significant enough to support the Company’s daily operations. Management believes that the actions presently being taken to further implement its business plan and generate additional revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to increase revenues and in its ability to raise additional funds, there can be no assurances to that effect. The Company’s ability to continue as a going concern is dependent upon its ability to achieve profitable operations or obtain adequate financing.

NOTE 4 – PRINCIPAL CUSTOMER

In 2008, 13.1% of total revenue related to work received from one county government in Idaho. All of the Company’s unearned revenue at December 31, 2008 also related to that county government in Idaho. All of the unearned revenue was earned in 2009 comprising 14.9% of revenue realized in 2009.

NOTE 5 - RELATED PARTY TRANSACTIONS

The Company operates out of an office provided to it by its President. It paid $18,000 to him in each of 2009 and 2008 for use of the office and office services. There is no written lease agreement.

The Company paid independent contractors related to its President to perform appraisals on its behalf. The amounts paid were $42,141 in 2009 and $75,611 in 2008.

NOTE 6 – INCOME TAXES

Deferred tax assets

At December 31, 2009, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $22,707 that may be offset against future taxable income through 2029. No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets of approximately $7,720 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a valuation allowance of $7,720.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability. The valuation allowance increased approximately $2,098 and $5,398 for the years ended December 31, 2009 and 2008.

Components of deferred tax assets at December 31, 2009 and 2008 are as follows:

	December 31, 2009	December 31, 2008
Net deferred tax assets – Non-current:

Expected income tax benefit from NOL carry-forwards	$7,720	5,622
Less valuation allowance	(7,720)	(5,622)

Deferred tax assets, net of valuation allowance	$-	$-

Income taxes in the statements of operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	For the Year Ended December 31, 2009	For the Year Ended December 31, 2008

Federal statutory income tax rate	34.0%	34.0%
Change in valuation allowance on net operating loss carry-forwards	(34.0)%	(34.0)%
Effective income tax rate	0.0%	0.0%

NOTE 7 - SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date of December 31, 2009 through February 5, 2010, the date when the financial statements were issued. The Management of the Company determined that there were no reportable events that occurred during that subsequent period to be disclosed or recorded.