Form 10-Q
period 2010-03-31
Town & Country Appraisal Service, Inc.
filed 2010-05-24
CIK 1434111

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________________

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: March 31, 2010

TOWN AND COUNTRY APPRAISAL SERVICE, INC.

(Exact name of registrant as specified in its charter)

Nevada	000-53214	26-1703958
(State or other jurisdiction of incorporation)	(Commission File Number)	(I.R.S. Employer Identification No.)

495 State Street, Suite 459, Salem, Oregon	97301
(Address of principal executive offices)	(Zip Code)

(702) 813-1118

(Registrant’s Telephone Number, Including Area Code)

Indicated by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X . No      .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	.	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      . No  X .

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 20, 2010, there were 10,160,000 shares of the issuer's Common Stock, $0.001 par value, issued and outstanding.

TOWN AND COUNTRY APPRAISAL SERVICE, INC.

Report on Form 10-Q

March 31, 2009

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

TOWN AND COUNTRY APPRAISAL SERVICE, INC.

Consolidated Balance Sheets

ASSETS
	March 31, 2010	December 31, 2009
	(unaudited)
CURRENT ASSETS:
Cash	$2,510	$-
Accounts receivable	8,910	-
Current assets of discontinued operations		5,839
Total current assets	11,420	5,839

Assets of discontinued operations	-	2,482

TOTAL ASSETS	$11,420	$8,321

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$9,803	$-
Related party payable	151,523	-
Current liabilities of discontinued operations	-	30,368
Total current liabilities	161,326	30,368

STOCKHOLDERS' DEFICIT:
Preferred stock: $0.001 par value; 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock: $0.001 par value; 74,000,000 shares authorized; 10,160,000 and 10,000,000 shares issued and outstanding, respectively	10,160	10,000
Additional paid-in capital	(9,340)	(9,340)
Accumulated deficit	(150,726)	(22,707)
Total stockholders’ deficit	(149,906)	(22,047)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$11,420	$8,321

The accompanying notes are an integral part of these consolidated financial statements.

TOWN AND COUNTRY APPRAISAL SERVICE, INC.

Consolidated Statements of Operations

(unaudited)

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009

Revenues	$21,858	$-

Operating expenses:
Commissions	10,410	-
Professional fees	8,348	-
General and administrative	4,912	-
Total operating expenses	23,670	-

Loss from continuing operations	(1,812)	-

Other (income) expense:
Impairment of goodwill	150,594	-
Total other (income) expense	150,594	-

Loss from continuing operations before income taxes	(152,406)	-

Income tax provision	-	-

Loss from continuing operations	(152,406)	-

Discontinued operations:
Loss from discontinued operations	(131)	-
Gain on discontinuance	24,518	-
Income from discontinued operations, net of tax	24,387	-

Net loss	$(128,019)	$-

Net loss per common share - basic and diluted:
Continuing operations	$(0.01)	$(0.00)
Discontinued operations	0.00	0.00

Net loss per common share - basic and diluted	$(0.01)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	10,060,444	10,000,000

The accompanying notes are an integral part of these consolidated financial statements.

TOWN AND COUNTRY APPRAISAL SERVICE, INC.

Statement of Stockholders’ Deficit

For the Period from January 1, 2009 through March 31, 2010

	Common Shares	Amount	Additional paid-in Capital	Accumulated Deficit	Total

Balance January 1, 2009	10,000,000	$ 10,000	$ (9,340)	$ (16,535)	$ (15,875)

Net loss	-	-	-	(6,172)	(6,172)
Balance, December 31, 2009	10,000,000	10,000	(9,340)	(22,707)	(22,047)

Issuance of common shares for Acquisition of Speedpal Broadband, Inc. (unaudited)	2,500,000	2,500			2,500

Cancellation of common stock (unaudited)	(2,340,000)	(2,340)			(2,340)

Net loss (unaudited)	-	-	-	(128,019)	(128,019)

Balance, March 31, 2010 (unaudited)	10,160,000	$ 10,160	$ (9,340)	$ (150,726)	$(149,906)

The accompanying notes are an integral part of these consolidated financial statements.

TOWN AND COUNTRY APPRAISAL SERVICE, INC.

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(152,406)	$-
Net income from discontinued operations	24,387	-
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of goodwill	150,594	-
Gain on discontinuance	(24,518)	-
Depreciation	131	163
Changes in operating assets and liabilities:
Increase (decrease) in accounts receivable	(8,910)	1,275
Increase in accounts payable and accrued expenses	9,802	11,282
Decrease in unearned income	-	(18,495)
Net Cash Used in Operating Activities	(920)	(5,775)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash relinquished in discontinued operations	(964)	-
Net Cash Used in Investing Activities	(964)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in related party payable	3,430	-
Net Cash Provided by Financing Activities	3,430	-

NET CHANGE IN CASH	1,546	(5,775)
CASH AT BEGINNING OF PERIOD	964	11,777
CASH AT END OF PERIOD	$2,510	$6,002

SUPPLEMENTARY INFORMATION

Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

TOWN AND COUNTRY APPRAISAL SERVICE, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

March 31, 2010 and December 31, 2009

(Unaudited)

NOTE 1 - ORGANIZATION

Town and Country Appraisal Service, Inc. (“Town and Country” or the “Company”) was incorporated under the laws of the State of Nevada on April 16, 2007 to succeed an unincorporated entity controlled and operated by its founder, John S. Chidester, since 1976. John S. Chidester was issued 5,340,000 common shares and Kathleen Chidester, our secretary and director and the wife of John W. Chidester, was issued 4,000,000 common shares at the date of incorporation. No value was given to the shares of common stock issued by the newly-formed corporation. Therefore, the shares were recorded to reflect the $.001 par value of $9,340 and paid in capital was recorded as a negative amount, ($9,340). In other words, no net value was assigned to these shares.

All share and per share amounts in the financial statements and notes assume that the capital structure assumed when the Company became a Nevada corporation was in place as of the first date of the first period presented.

On February 26, 2010 (the “Closing Date”), the Company entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with Speedpal Broadband, a Nevada corporation (“Speedpal”), and the sole shareholder of Speedpal, pursuant to which the Company acquired 100% of the issued and outstanding capital stock of Speedpal (the “Speedpal Acquisition”). Pursuant to the terms of the Share Exchange Agreement, the Company issued 2,500,000 shares of its common stock to the Speedpal shareholder, in exchange for all the issued and outstanding capital stock of Speedpal, thereby making Speedpal a wholly-owned subsidiary of the Company.

Concurrently with the Closing of the Speedpal Acquisition, John S. Chidester and Kathleen Chidester, the principal shareholders of the Company, sold 7,000,000 of their 9,340,000 shares in the Company to two independent, un-related individuals, and the operations of the current appraisal service business of the Company was transferred to John S. Chidester and Kathleen Chidester, in consideration of the cancellation of 2,340,000 shares of the Company’s common stock, the balance of their shares of common stock in the Company.

Speedpal is engaged in the business of providing high speed broadband internet services to both residential and commercial customs.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2009 and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on February 8, 2010.

The consolidated financial statements include all the accounts of Town and Country as of March 31, 2010 and 2009 and for the interim periods then ended. Speedpal is included as of March 31, 2010 and for the period from February 26, 2010 (date of acquisition) through March 31, 2010. All inter-company balances and transactions have been eliminated.

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

Business combination

In accordance with section 805-10-05 of the FASB Accounting Standards Codification the Company allocates the purchase price of acquired entities to the tangible and intangible assets acquired and liabilities assumed, based on their estimated fair values.

TOWN AND COUNTRY APPRAISAL SERVICE, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

March 31, 2010 and December 31, 2009

(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Management makes estimates of fair values based upon assumptions believed to be reasonable. These estimates are based on historical experience and information obtained from the management of the acquired companies. Critical estimates in valuing certain of the intangible assets include but are not limited to: future expected cash flows from revenues, customer relationships, key management and market positions, assumptions about the period of time the acquired trade names will continue to be used in the Company’s combined product portfolio, and discount rates used to establish fair value. These estimates are inherently uncertain and unpredictable. Assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur which may affect the accuracy or validity of such assumptions, estimates or actual results.

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

Impairment of Long-lived Assets

The Company has adopted paragraph 360-10-35-17 of the FASB Accounting Standards Codification for its long-lived assets. The Company’s long-lived asset, which includes goodwill, is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives. The Company determined that there was an impairment of the goodwill as of March 31, 2010 and recorded an impairment charge of $150,594 to other income (expense).

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

TOWN AND COUNTRY APPRAISAL SERVICE, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

March 31, 2010 and December 31, 2009

(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.
Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.
Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, accounts payable and accrued expenses, approximate their fair values because of the short maturity of these instruments.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at March 31, 2010 or 2009, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the interim period ended March 31, 2010 or 2009.

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

The Company adopted section 740-10-25 of the FASB Accounting Standard Codification (“Section 740-10-25”). Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of Section 740-10-25.

Net Loss Per Common Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of March 31, 2010 or 2009.

TOWN AND COUNTRY APPRAISAL SERVICE, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

March 31, 2010 and December 31, 2009

(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Issued Accounting Standards

In June 2003, the Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-9072 on October 13, 2009. Under the provisions of Section 404 of the Sarbanes-Oxley Act, public companies and their independent auditors are each required to report to the public on the effectiveness of a company’s internal controls. The smallest public companies with a public float below $75 million have been given extra time to design, implement and document these internal controls before their auditors are required to attest to the effectiveness of these controls. This extension of time will expire beginning with the annual reports of companies with fiscal years ending on or after June 15, 2010. Commencing with its annual report for the year ending December 31, 2010, the Company will be required to include a report of management on its internal control over financial reporting. The internal control report must include a statement of management’s responsibility for establishing and maintaining adequate internal control over its financial reporting; of management’s assessment of the effectiveness of its internal control over financial reporting as of yearend; and of the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting.

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

TOWN AND COUNTRY APPRAISAL SERVICE, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

March 31, 2010 and December 31, 2009

(Unaudited)

NOTE 3 - ACQUISITION

On February 26, 2010 (the “Closing Date”), the Company entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with Speedpal Broadband, a Nevada corporation (“Speedpal”), and the sole shareholder of Speedpal, pursuant to which the Company acquired 100% of the issued and outstanding capital stock of Speedpal (the “Speedpal Acquisition”). Pursuant to the terms of the Share Exchange Agreement, the Company issued 2,500,000 shares of its common stock to the Speedpal shareholder, in exchange for all of the issued and outstanding capital stock of Speedpal, thereby making Speedpal a wholly-owned subsidiary of the Company.

The acquisition of Speedpal was accounted for using the purchase method of accounting in accordance with section 805-10-55 of the FASB Accounting Standards Codification by allocating the purchase price over the assets acquired, including intangible assets, and liabilities assumed, based on their estimated fair values at the date of acquisition. The excess of the liabilities assumed and the purchase price over the net assets acquired was recorded as goodwill. The purchase price has been allocated to the assets and liabilities as follows:

Goodwill	$150,594
Related party payable	(148,093)
Cash overdraft	(1)
Purchase price	$2,500

NOTE 4 - GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit of $150,726 at March 31, 2010, with a net loss from continuing operations of $152,406 and net cash used in operating activities of $920 for the interim period ended March 31, 2010, respectively.

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

The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 5 – RELATED PARTY PAYABLE

As of March 31, 2010, the Company owed $151,523 to related parties for funds advanced for its operations. The advances are due upon demand, unsecured and non interest bearing.

NOTE 6 – STOCKHOLDERS’ DEFICIT

Issuance of common stock

On February 26, 2010 the Company issued 2,500,000 shares of its common stock to the Speedpal shareholder, in exchange for all of the issued and outstanding capital stock of Speedpal (See Note 1). Since the issuance was for approximately 25% ownership of the Company, the common stock was valued at its par value of $0.001 per share or $2,500 in aggregate.

Cancellation of common stock

Concurrently with the acquisition of Speedpal (See Note 1), the Company, cancelled 2,340,000 shares of the Company’s common stock owned by its former marjority stockholders. In consideration for this cancelation, the appraisal service business of the Company was transferred to John S. Chidester and Kathleen Chidester.

TOWN AND COUNTRY APPRAISAL SERVICE, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

March 31, 2010 and December 31, 2009

(Unaudited)

NOTE 6 – STOCKHOLDERS’ DEFICIT (CONTINUED)

The following tables set forth the components of the discontinued operations for the three months ended March 31, 2010 and 2009:

	March 31, 2010	March 31, 2009
Revenue	$964	$46,525
Operating expenses
Compensation and contractor fees	-	35,189
General and administrative	131	11,336
Total operating expenses	131	46,525
Net loss	$(131)	$-

Summarized Balance Sheet of discontinued operations:

December 31, 2009
Current Assets	$964
Total Assets	$8,321
Total Liabilities	$30,368
Stockholders Deficit	$(22,047)

NOTE 7 - SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date of March 31, 2010 through May 24, 2010, the date when the financial statements were issued. The Management of the Company determined that there were no reportable events that occurred during that subsequent period to be disclosed or recorded.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY FORWARD - LOOKING STATEMENT

Statements included in this Management's Discussion and Analysis of Financial Condition and Results of Operations, and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer which are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The following important factors, among others, in some cases have affected and in the future could affect the Company's actual results and could cause the Company's actual financial performance to differ materially from that expressed in any forward-looking statement: (i) the extremely competitive conditions that currently exist in the three dimensional software development marketplace are expected to continue, placing further pressure on pricing which could adversely impact sales and erode profit margins; (ii) many of the Company's major competitors in its channels of distribution have significantly greater financial resources than the Company; and (iii) the inability to carry out marketing and sales plans would have a materially adverse impact on the Company's projections. The foregoing list should not be construed as exhaustive and the Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

After the acquisition of SpeedPal Broadband, Inc the Company discontinued its prior commercial appraisal business. The figures presented in the financial statements for both the current period and in the comparative statements reflect the continuing operations of the Company’s subsidiary, SpeedPal Broadband, Inc. from the date of acquisition through the end of the reporting period.

Revenues - Revenue for the three months ended March 31, 2010 totaled $21,858 from the sale of high-speed broadband internet service.

Operating Expenses- Operating expenses consist primarily of commissions, which totaled $10,410 during the three months ended March 31, 2010. Also included in operating expenses is $8,348 in professional fees and $4,912 in general & administrative expenses.

Other - The Company incurred a loss of $131 from its discontinued operations along with a onetime gain of $24,518 from the sale of the business. This gain is the result of the discharge of liabilities in excess of assets.

Liquidity - For the three months ended March 31, 2010, we realized gross proceeds of $3,430 from borrowings from related parties. We have used these proceeds to fund ongoing operations. At March 31, 2010, we had available cash of $2,510 compared to $6,002 March 31, 2009. We are currently being funded borrowings from related parties. The Company expects to continue to rely on related parties on an as needed basis until such a time that we can procure additional financing. We are currently exploring the possibility of additional alternative financing, but there is no assurance that we will be able to secure financing on favorable terms or at all.

At March 31, 2010, we had total current assets of $11,420 and total current liabilities of $161,326 resulting in a working capital deficit of $149,906. At December 31, 2009, we had total current assets of $5,839 and total current liabilities of $30,368 resulting in a working capital deficit of $24,529. This decrease in working capital for the first three months of 2010 is primarily due to the the debt assumed in the acquisition of SpeedPal Broadband, Inc

Net cash used by operating activities was $920 for the first three months of 2010 compared to $5,775 for the comparable 2009 period. This change is primarily attributed to the income generated from the newly acquired subsidiary, SpeedPal.

Net cash used by investing activities was $964 for the first three months of 2010 compared to $-0- for the comparable 2009 period. This change is primarily attributed to the disposition of our discontinued operations.

Net cash provided by financing activities was $3,430 for the first three months of 2010 compared to $-0- for the comparable 2009 period. This change is primarily attributed to additional borrowings from related parties.

Recently Issued Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

Critical Accounting Policies

Excepting those accounting policies listed in the footnotes to the financial statements, the Company does not expect other accounting policies to have a significant impact on its results of operations, financial position or cash flow.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Based on an evaluation as of the date of the end of the period covered by report, our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. The Company recognizes a material weakness in its internal controls due to the fact that we are unable, due to lack of resources, to maintain adequate segregation of duties or hire an audit committee to oversee the internal control functions. The Company plans to address these weaknesses as resources become available.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

In connection with and upon the Closing of the acquisition of Speedpal Broadband, Inc., a Nevada corporation (“Speedpal”) pursuant to that certain Share Exchange Agreement dated February 22, 2010, J. Michael Heil was appointed as a Director of the Company as well as the President, CFO and Secretary. Immediately thereafter, John S. Chidester, President CEO, Chief Financial Officer and a director, resigned as a director and from all offices he held with the Company. Kathleen Chidester the Secretary and a director also resigned from all offices she held with the Company.

As a result of the above-referenced resignations of the prior officers and directors and the appointment off J. Michael Heil, as the sole officer and director of the Company, there has been a change in the principal executive and principal financial officers overseeing the internal control and financing reporting of the Company.

Despite the change in the principal executive and principal financial officers overseeing the internal control and financing reporting of the Company, there was been no change in the internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

The term “internal control over financial reporting” is defined as a process designed by, or under the supervision of, the registrant’s principal executive and principal financial officers, or persons performing similar functions, and effected by the registrant’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

(a)

Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the registrant;

(b)

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant; and

(c)

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the registrant’s assets that could have a material effect on the financial statements.

An independent board member is now reviewing our financial information as of the third quarter. This has alleviated the material weakness in out internal controls.

PART II - OTHER INFORMATION.

ITEM 1. LEGAL PROCEEDINGS.

We are not a party to any pending legal proceeding. No federal, state or local governmental agency is presently contemplating any proceeding against the Company. No director, executive officer or affiliate of the Company or owner of record or beneficially of more than five percent of the Company's common stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.

Item 1A. RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS.

On February 26, 2010, in conjunction with the acquisition Speedpal Broadband, a Nevada corporation (“Speedpal”) as a wholly-owned subsidiary of the Company, pursuant to that Share Exchange Agreement dated February 22, 2010,the Company issued 2,500,000 restricted shares of the common stock to J. Michael Heil, the sole shareholder of Speedpal and the newly appointed director, President, CFO and Secretary of the Corporation. No underwriters were used. The securities were issued pursuant to an exemption from registration provided under Section 4(2) of the Securities Act of 1933;

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. OTHER INFORMATION.

None

ITEM 5. EXHIBITS

1.

Financial Statements. The unaudited Balance Sheet of the Town and Country Appraisal Service, Inc., and subsidiaries as of March 31, 2010 and December 31, 2009, the Consolidated Statements of Operations for the period ended March 31, 2010 and 2009, the Consolidated Statements Stockholders’ Equity (Deficit) from inception to March 31, 2010, and Statements of Cash Flows for the period ended March 31, 2010 and 2009, and together with the notes thereto, are included in this Quarterly Report on Form 10-Q.

2.

Exhibits. The following exhibits are either filed as a part hereof or are incorporated by reference. Exhibit numbers correspond to the numbering system in Item 601 of Regulation S-K. Exhibits 10.1 through 10.20 relate to compensatory plans incorporated by reference as exhibits hereto pursuant to Item 15(b) of Form 10-K.

Exhibit
Number	Description of Exhibit
3.01	Articles of Incorporation(1)
3.03	Bylaws(1)
10.01	Share Exchange Agreement with Speedpal Broadband, Inc.(2)
10.02	Share Purchase Agreement of John and Kathleen Chidester (2)
10.02	Assignment and Assumption Agreement(3)
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14(4)
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14(4)
32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act(4)

(1)

Incorporated by reference to our Registration Statement on Form 10 filed on May 1, 2008.

(2)

Incorporated by reference to our Form 8-K filed with the SEC on March 1, 2010.

(3)

Incorporated by reference to our Form 8-K filed with the SEC on March 25, 2010.

(4)

Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the Undersigned, thereunto duly authorized.

TOWN AND COUNTRY APPRAISAL SERVICE, INC.

Dated: May 24, 2010

/s/ J. Michael Heil

By: J. Michael Heil

Its: President and CEO