Form 10-Q
period 2010-06-30
MEDIA TECHNOLOGIES, INC.
filed 2010-08-23
CIK 1434111

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2010

MEDIA TECHNOLOGIES, INC.

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

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      . No X .

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.   As of August 20, 2010, there were 10,160,000 shares of the issuer's Common Stock, $0.001 par value, issued and outstanding.

MEDIA TECHNOLOGIES, INC.

Report on Form 10-Q

June 30, 2010

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

MEDIA TECHNOLOGIES, INC.
(Formerly Town and Country Appraisal Service, Inc.)
Consolidated Balance Sheets

ASSETS

	June 30,	December 31,
	2010	2009
	(Unaudited)
CURRENT ASSETS

Cash	$286	$-
Accounts receivable	7,382	-
Current assets of discontinued operations	-	5,839

Total Current Assets	7,668	5,839

FURNITURE AND FIXTURES, NET	3,283	-

ASSETS OF DISCONTINUED OPERATIONS	-	2,482

TOTAL ASSETS	$10,951	$8,321

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	$24,617	$-
Related party payable	156,521	-
Current liabilities of discontinued operations	-	30,368

Total Current Liabilities	181,138	30,368

TOTAL LIABILITIES	181,138	30,368

STOCKHOLDERS' DEFICIT

Preferred stock, par value $0.001; 25,000,000
shares authorized; no shares issued
or outstanding	-	-
Common stock; par value $0.001; 125,000,000
shares authorized; 10,160,000 and 10,000,000
shares issued and outstanding, respectively	10,160	10,000
Additional paid-in capital	(9,340)	(9,340)
Accumulated deficit	(171,007)	(22,707)

Total Stockholders' Deficit	(170,187)	(22,047)

TOTAL LIABILITIES AND STOCKHOLDERS'
DEFICIT	$10,951	$8,321

The accompanying notes are an integral part of these consolidated financial statements.

MEDIA TECHNOLOGIES, INC.
(Formerly Town and Country Appraisal Service, Inc.)
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

REVENUES	$26,893	$-	$48,751	$-

OPERATING EXPENSES
Commissions	22,508	-	32,918	-
Professional fees	11,848	-	20,196	-
General and administrative	12,818	-	17,730	-

Total Operating Expenses	47,174	-	70,844	-

LOSS FROM OPERATIONS	(20,281)	-	(22,093)	-

OTHER INCOME (EXPENSES)
Impairment of goodwill	-	-	(150,594)	-

Total Other Income (Expense)	-	-	(150,594)	-

LOSS BEFORE TAXES	(20,281)	-	(172,687)	-

Provision for Income Taxes	-	-	-	-

LOSS FROM CONTINUING OPERATIONS	(20,281)	-	(172,687)	-

DISCONTINUED OPERATIONS
Loss from discontinued operations	-	(3,338)	(131)	(3,368)
Gain on discontinued operations	-	-	24,518	-

Income from Discontinued Operations net of tax	-	(3,338)	24,387	(3,368)

NET LOSS	$(20,281)	$(3,338)	$(148,300)	$(3,368)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED:
Continuing operations	$(0.00)	$(0.00)	$(0.02)	$(0.00)
Discontinued operations	(0.00)	(0.00)	0.00	(0.00)
NET LOSS PER COMMON SHARE - BASIC AND DILUTED	$(0.00)	$0.00	$(0.02)	$0.00

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING	10,160,000	10,000,000	10,110,497	10,000,000

The accompanying notes are an integral part of these consolidated financial statements.

MEDIA TECHNOLOGIES, INC.
(Formerly Town and Country Appraisal Service, Inc.)
Consolidated Statements of Stockholders' Deficit
For the Period From January 1, 2009 through June 30, 2010
(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2008	10,000,000	$10,000	$(9,340)	$(16,535)	$(15,875)

Net loss	-	-	-	(6,172)	(6,172)

Balance, December 31, 2009	10,000,000	10,000	(9,340)	(22,707)	(22,047)

Issuance of common shares for the
acquisition of Speedpal Broadband, Inc.	2,500,000	2,500	-	-	2,500

Cancellation of common stock	(2,340,000)	(2,340)	-	-	(2,340)

Net loss	-	-	-	(148,300)	(148,300)

Balance, June 30, 2010	10,160,000	$10,160	$(9,340)	$(171,007)	$(170,187)

The accompanying notes are an integral part of these consolidated financial statements.

MEDIA TECHNOLOGIES, INC.
(Formerly Town and Country Appraisal Service, Inc.)
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	June 30,
	2010	2009
OPERATING ACTIVITIES

Net loss from operations	$(172,687)	$-
Net income from discontinued operations	24,387	(3,368)
Adjustments to reconcile net loss to net cash
used in operating activities:
Impairment of goodwill	150,594	-
Gain on discontinuance	(24,387)	-
Depreciation	214	327
Changes in operating assets and liabilities
(Increase) decrease in accounts receivable	(7,382)	1,275
Increase (decrease) in accounts payable and accrued expenses	24,617	(6,825)

Net Cash Used in Operating Activities	(4,644)	(8,591)

Net Cash Used in Discontinued Operating Activities	-	(3,186)

INVESTING ACTIVITIES

Cash relinquished in discontinued operations	(964)	-
Purchase of furniture and equipment	(3,497)	-

Net Cash Used in Investing Activities	(4,461)

FINANCING ACTIVITIES

Proceeds from related party payable	13,927	-
Payment of related party payable	(5,500)	-

Net Cash Provided by Financing Activities	8,427	-

NET DECREASE IN CASH	(678)	(11,777)

CASH AT BEGINNING OF PERIOD	964	11,777

CASH AT END OF PERIOD	$286	$-

CASH PAID FOR:

Interest	$-	$-
Income Taxes	$-	$-

NON CASH FINANCING ACTIVITIES:

Common stock issued for subsidiary	$2,500	$-

The accompanying notes are an integral part of these consolidated financial statements.

MEDIA TECHNOLOGIES, INC.

(FKA Town and Country Appraisal Service, Inc.)

Condensed Notes To Financial Statements

June 30, 2010 and December 31, 2009

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The consolidated financial statements include all the accounts of Town and Country as of June 30, 2010 and 2009 and for the interim periods then ended.  Speedpal is included as of June 30, 2010 and for the period from February 26, 2010 (date of acquisition) through June 30, 2010.  All inter-company balances and transactions have been eliminated.

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

MEDIA TECHNOLOGIES, INC.

(FKA Town and Country Appraisal Service, Inc.)

Condensed Notes To Financial Statements

June 30, 2010 and December 31, 2009

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.  Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.  If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives.  The Company determined that there was an impairment of the goodwill as of June 30, 2010 and recorded an impairment charge of $150,594 to other income (expense).

MEDIA TECHNOLOGIES, INC.

(FKA Town and Country Appraisal Service, Inc.)

Condensed Notes To Financial Statements

June 30, 2010 and December 31, 2009

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at June 30, 2010 or 2009, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the interim period ended June 30, 2010 or 2009.

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

MEDIA TECHNOLOGIES, INC.

(FKA Town and Country Appraisal Service, Inc.)

Condensed Notes To Financial Statements

June 30, 2010 and December 31, 2009

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Net Loss Per Common Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.  There were no potentially dilutive shares outstanding as of June 30, 2010 or 2009.

Commitments and Contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

Cash Flows Reporting

The Company adopted paragraph 230-10-45-24 of the FASB Accounting Standards Codification for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method (“Indirect method”) as defined by paragraph 230-10-45-25 of the FASB Accounting Standards Codification to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments.

Subsequent Events

The Company follows the guidance in Section 855-10-50 of the FASB Accounting Standards Codification for the disclosure of subsequent events. The Company will evaluate subsequent events through the date when the financial statements were issued.  Pursuant to ASU 2010-09 of the FASB Accounting Standards Codification, the Company as an SEC filer considers its financial statements issued when they are widely distributed to users, such as through filing them on EDGAR.

Recent Accounting Pronouncements

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

1.

A subsidiary or group of assets that is a business or nonprofit activity

2.

A subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture

MEDIA TECHNOLOGIES, INC.

(FKA Town and Country Appraisal Service, Inc.)

Condensed Notes To Financial Statements

June 30, 2010 and December 31, 2009

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-06 “Fair Value Measurements and Disclosures (Topic 820) Improving Disclosures about Fair Value Measurements”, which provides amendments to Subtopic 820-10 that require new disclosures as follows:

1.

Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers.

2.

Activity in Level 3 fair value measurements. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number).

This Update provides amendments to Subtopic 820-10 that clarify existing disclosures as follows:

1.

Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities.

2.

Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3.

This Update also includes conforming amendments to the guidance on employers' disclosures about postretirement benefit plan assets (Subtopic 715-20). The conforming amendments to Subtopic 715-20 change the terminology from major categories of assets to classes of assets and provide a cross reference to the guidance in Subtopic 820-10 on how to determine appropriate classes to present fair value disclosures. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.

In February 2010, the FASB issued the FASB Accounting Standards Update No. 2010-09 “Subsequent Events (Topic 855) Amendments to Certain Recognition and Disclosure Requirements”, which provides amendments to Subtopic 855-10 as follows:

MEDIA TECHNOLOGIES, INC.

(FKA Town and Country Appraisal Service, Inc.)

Condensed Notes To Financial Statements

June 30, 2010 and December 31, 2009

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

1.

An entity that either (a) is an SEC filer or(b) is a conduit bond obligor for conduit debt securities that are traded in a public market (a domestic or foreign stock exchange or an over-the-counter market, including local or regional markets) is required to evaluate subsequent events through the date that the financial statements are issued. If an entity meets neither of those criteria, then it should evaluate subsequent events through the date the financial statements are available to be issued.

2.

An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between Subtopic 855-10 and the SEC's requirements.

3.

The scope of the reissuance disclosure requirements is refined to include revised financial statements only. The term revised financial statements is added to the glossary of Topic 855. Revised financial statements include financial statements revised either as a result of correction of an error or retrospective application of U.S. generally accepted accounting principles.

All of the amendments in this Update are effective upon issuance of the final Update, except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010.

In April 2010, the FASB issued the FASB Accounting Standards Update No. 2010-17 “Revenue Recognition — Milestone Method (Topic 605) Milestone Method of Revenue Recognition”, which provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive.

Determining whether a milestone is substantive is a matter of judgment made at the inception of the arrangement. The following criteria must be met for a milestone to be considered substantive. The consideration earned by achieving the milestone should:

1.

Be commensurate with either of the following:

a.

The vendor's performance to achieve the milestone

b.

The enhancement of the value of the item delivered as a result of a specific outcome resulting from the vendor's performance to achieve the milestone

2.

Relate solely to past performance

3.

Be reasonable relative to all deliverables and payment terms in the arrangement.

A milestone should be considered substantive in its entirety. An individual milestone may not be bifurcated. An arrangement may include more than one milestone, and each milestone should be evaluated separately to determine whether the milestone is substantive. Accordingly, an arrangement may contain both substantive and nonsubstantive milestones.

A vendor's decision to use the milestone method of revenue recognition for transactions within the scope of the amendments in this Update is a policy election. Other proportional revenue recognition methods also may be applied as long as the application of those other methods does not result in the recognition of consideration in its entirety in the period the milestone is achieved.

MEDIA TECHNOLOGIES, INC.

(FKA Town and Country Appraisal Service, Inc.)

Condensed Notes To Financial Statements

June 30, 2010 and December 31, 2009

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

A vendor that is affected by the amendments in this Update is required to provide all of the following disclosures:

1.

A description of the overall arrangement

2.

A description of each milestone and related contingent consideration

3.

A determination of whether each milestone is considered substantive

4.

The factors that the entity considered in determining whether the milestone or milestones are substantive

5.

The amount of consideration recognized during the period for the milestone or milestones.

The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. If a vendor elects early adoption and the period of adoption is not the beginning of the entity's fiscal year, the entity should apply the amendments retrospectively from the beginning of the year of adoption. Additionally, a vendor electing early adoption should disclose the following information at a minimum for all previously reported interim periods in the fiscal year of adoption:

1.

Revenue

2.

Income before income taxes

3.

Net income

4.

Earnings per share

5.

The effect of the change for the captions presented.

A vendor may elect, but is not required, to adopt the amendments in this Update retrospectively for all prior periods.

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

MEDIA TECHNOLOGIES, INC.

(FKA Town and Country Appraisal Service, Inc.)

Condensed Notes To Financial Statements

June 30, 2010 and December 31, 2009

NOTE 3 – ACQUISITION (CONTINUED)

The following Proforma Statement of Operations present the combined operations on a pro forma basis as though the acquisition occurred on January 1, 2009:

	Town and Country Appraisal Service,	Speedpal
	Inc.	Broadband, Inc.
	For the Six	For the Six	Proforma
	Months Ended	Months Ended	Combined
	June 30, 2009	June 30, 2009	Totals
Revenues	$ -	$ 52,733	$ 52,733
General and Administrative	-	98,495	98,495
Net Loss from Operations	-	(45,762)	(45,762)
Loss from Discontinued Operations	(3,368)	-	(3,368)
NET LOSS	$ (3,368)	$ (45,762)	$ (49,130)

NOTE 4 - GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit of $171,007 at June 30, 2010, with a net loss from continuing operations of $172,687 and net cash used in operating activities of $4,644 for the interim period ended June 30, 2010, respectively.

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

NOTE 5 – RELATED PARTY TRANSACTIONS

As of June 30, 2010, the Company owed $156,521 to related parties for funds advanced for its operations. The advances are due upon demand, unsecured and non interest bearing.

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

MEDIA TECHNOLOGIES, INC.

(FKA Town and Country Appraisal Service, Inc.)

Condensed Notes To Financial Statements

June 30, 2010 and December 31, 2009

NOTE 6 – STOCKHOLDERS’ DEFICIT (CONTINUED)

Cancellation of common stock

Concurrently with the acquisition of Speedpal (See Note 1), the Company, cancelled 2,340,000 shares of the Company’s common stock owned by its former marjority stockholders. In consideration for this cancelation, the appraisal service business of the Company was transferred to John S. Chidester and Kathleen Chidester.

The following tables set forth the components of the discontinued operations for the three and six months ended June 30, 2009:

	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Revenue	$27,585	$74,110
Operating expenses
Compensation and contractor fees	20,109	55,327
General and administrative	10,814	16,655
Total operating expenses	30,293	77,478
Net loss	$(3,338)	$(3,368)

Summarized Balance Sheet of discontinued operations:

December 31, 2009
Current Assets	$964
Total Assets	$8,321
Total Liabilities	$30,368
Stockholders Deficit	$(22,047)

During the period ended June 30, 2010, the Company changed its name to Media Technologies, Inc. to better reflect the Company’s business plan and operations.  In conjunction with the name change, the Company amended it articles of incorporation and is authorized to issue 125,000,000 common shares with a par value of $0.001 per share and 25,000,000 preferred shares with a par value of $0.001 per share.

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date through the date these financial statements were issued.  The Management of the Company determined that there were no reportable events that occurred during that subsequent period to be disclosed or recorded.

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

THREE MONTHS ENDED JUNE 30, 2010

Revenues - Revenue for the three months ended June 30, 2010 totaled $26,893 from the sale of high-speed broadband internet service.

Operating Expenses- Operating expenses consist primarily of commissions, which totaled $22,508 during the three months ended June 30, 2010.  Also included in operating expenses is $11,848 in professional fees and $12,818 in general & administrative expenses.

SIX MONTHS ENDED JUNE 30, 2010

Revenues - Revenue for the six months ended June 30, 2010 totaled $48,751 from the sale of high-speed broadband internet service.

Operating Expenses- Operating expenses consist primarily of commissions, which totaled $32,918 during the six months ended June 30, 2010.  Also included in operating expenses is $20,196 in professional fees and $17,730 in general & administrative expenses.

Other – The Company recognized a $150,594 relating to the impairment of goodwill.  Company incurred a loss of $(131) from its discontinued operations along with a onetime gain of $24,518 from the sale of the business.  This gain is the result of the discharge of liabilities in excess of assets.

LIQUIDITY AND CAPITAL RESOURCES

 For the six months ended June 30, 2010, we realized gross proceeds of $8,427 from borrowings from related parties.  We have used these proceeds to fund ongoing operations.  At June 30, 2010, we had available cash of $286 as compared to $11,777 as of June 30, 2009.  We are currently being funded borrowings from related parties.  The Company expects to continue to rely on related parties on an as needed basis until such a time that we can procure additional financing.  We are currently exploring the possibility of additional alternative financing, but there is no assurance that we will be able to secure financing on favorable terms or at all.

At June 30, 2010, we had total current assets of $7,668 and total current liabilities of $181,138 resulting in a working capital deficit of $173,470.  At December 31, 2009, we had total current assets of $5,839 and total current liabilities of $30,368 resulting in a working capital deficit of $24,529.  This decrease in working capital for the first six months of 2010 is primarily due to the debt assumed in the acquisition of SpeedPal Broadband, Inc.

Net cash used by operating activities was $4,644 for the six three months of 2010 compared to $8,591 for the comparable 2009 period.  This change is primarily attributed to the income generated from the newly acquired subsidiary, SpeedPal.

Net cash used by investing activities was $4,461 for the first six months of 2010 compared to $-0- for the comparable 2009 period.  This change is primarily attributed to the disposition of our discontinued operations.

Net cash provided by financing activities was $8,427 for the first six months of 2010 compared to $-0- for the comparable 2009 period.  This change is primarily attributed to additional borrowings from related parties.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS

1.

Financial Statements.  The unaudited Balance Sheet of the MEDIA TECHNOLOGIES, Inc., and subsidiaries as of June 30, 2010 and December 31, 2009, the Consolidated Statements of Operations for the period ended June 30, 2010 and 2009, the Consolidated Statements Stockholders’ Equity (Deficit) from inception to June 30, 2010, and Statements of Cash Flows for the period ended June 30, 2010 and 2009, and together with the notes thereto, are included in this Quarterly Report on Form 10-Q.

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

MEDIA TECHNOLOGIES, INC.

Dated: August 23, 2010

/s/ J. Michael Heil

By: J. Michael Heil

Its: President and CEO