Form 10-Q
period 2010-09-30
MEDIA TECHNOLOGIES, INC.
filed 2010-11-15
CIK 1434111

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.   As of November 15, 2010, there were 33,480,000 shares of the issuer's Common Stock, $0.001 par value, issued and outstanding.

MEDIA TECHNOLOGIES, INC.

Report on Form 10-Q

September 30, 2010

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

MEDIA TECHNOLOGIES, INC.

(Formerly Town and Country Appraisal Service, Inc.)

Consolidated Balance Sheets

	September 30,	December 31,
	2010	2009
	(Unaudited)

ASSETS

CURRENT ASSETS

Cash	$36,239	$-

Current assets of discontinued operations	-	5,839
Total Current Assets	36,239	5,839

FURNITURE AND FIXTURES, NET	8,695	-

ASSETS OF DISCONTINUED OPERATIONS	-	2,482

TOTAL ASSETS	$44,934	$8,321

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	$25,855	$-
Related party payable	185,370	-
Current liabilities of discontinued operations	-	30,368
Total Current Liabilities	211,225	30,368

TOTAL LIABILITIES	211,225	30,368

STOCKHOLDERS' DEFICIT

Preferred stock, par value $0.001; 25,000,000 shares authorized;
no shares issued or outstanding	-	-
Common stock; par value $0.001; 125,000,000 shares authorized;
33,480,000 and 30,000,000 shares issued and outstanding, respectively	33,480	30,000
Additional paid-in capital	67,340	(29,340)
Accumulated deficit	(267,111)	(22,707)
Total Stockholders' Deficit	(166,291)	(22,047)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$44,934	$8,321

See accompanying notes to the consolidated financial statements.

MEDIA TECHNOLOGIES, INC.

(Formerly Town and Country Appraisal Service, Inc.)

Consolidated Statements of Operations

 (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
REVENUES	$43,017	$-	$91,768	$-

OPERATING EXPENSES
Commissions	35,875	-	68,793	-
Professional fees	55,252	-	75,448	-
General and administrative	29,138	-	46,868	-
Total Operating Expenses	120,265	-	191,109	-

LOSS FROM OPERATIONS	(77,248)	-	(99,341)	-

OTHER INCOME (EXPENSES)
Acquisition expense	(18,856)	-	(18,856)
Impairment of goodwill	-	-	(150,594)	-
Total Other Income (Expense)	(18,856)	-	(169,450)	-

LOSS BEFORE TAXES	(96,104)	-	(268,791)	-
Provision for Income Taxes	-	-	-	-
LOSS FROM CONTINUING OPERATIONS	(96,104)	-	(268,791)	-

DISCONTINUED OPERATIONS
Loss from discontinued operations	-	(1,539)	(131)	(4,907)
Gain on discontinued operations	-	-	24,518	-
Income from Discontinued Operations net of tax	-	(1,539)	24,387	(4,907)
NET LOSS	$(96,104)	$(1,539)	$(244,404)	$(4,907)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED:
Continuing operations	$(0.01)	$(0.00)	$(0.03)	$(0.00)
Discontinued operations	(0.00)	(0.00)	0.00	(0.00)
NET LOSS PER COMMON SHARE - BASIC AND DILUTED	$(0.01)	$0.00	$(0.03)	$0.00
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC AND DILUTED	10,725,217	10,000,000	10,320,000	10,000,000

See accompanying notes to the consolidated financial statements.

MEDIA TECHNOLOGIES, INC.

(Formerly Town and Country Appraisal Service, Inc.)

Consolidated Statements of Stockholders' Deficit

For the Period From January 1, 2009 through September 30, 2010

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2008	30,000,000	$30,000	$(29,340)	$(16,535)	$(15,875)

Net loss	-	-	-	(6,172)	(6,172)

Balance, December 31, 2009	30,000,000	30,000	(29,340)	(22,707)	(22,047)

Issuance of common shares for the
acquisition of Speedpal Broadband, Inc.	7,500,000	7,500	(5,000)	-	2,500

Cancellation of common stock	(7,020,000)	(7,020)	4,680	-	(2,340)

Issuance of common shares for
cash at $0.10 per share	3,000,000	3,000	97,000	-	100,000

Net loss	-	-	-	(244,404)	(244,404)

Balance, September 30, 2010	33,480,000	$33,480	$67,340	$(267,111)	$(166,291)

See accompanying notes to the consolidated financial statements.

MEDIA TECHNOLOGIES, INC.

(Formerly Town and Country Appraisal Service, Inc.)

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	September 30,
	2010	2009
OPERATING ACTIVITIES

Net loss from operations	$(268,791)	$-
Net income (loss) from discontinued operations	24,387	(4,907)
Adjustments to reconcile net loss to net cash
used in operating activities:
Impairment of goodwill	150,594	-
Gain on discontinuance	(24,387)	-
Depreciation	596	490
Changes in operating assets and liabilities
(Increase) decrease in accounts receivable	-	1,275
Increase (decrease) in accounts payable and accrued expenses	25,854	(4,325)

Net Cash Used in Operating Activities	(91,747)	-
Net Cash Used in Discontinued Operating Activities	-	(7,467)

INVESTING ACTIVITIES

Cash relinquished in discontinued operations	(964)	-
Purchase of furniture and equipment	(9,291)	-

Net Cash Used in Investing Activities	(10,255)

FINANCING ACTIVITIES

Common stock issued for cash	100,000	-
Proceeds from related party payable	42,777	-
Payment of related party payable	(5,500)	-

Net Cash Provided by Financing Activities	137,277	-

NET INCREASE (DECREASE) IN CASH	35,275	(7,467)
CASH AT BEGINNING OF PERIOD	964	11,777

CASH AT END OF PERIOD	$36,239	$4,310

CASH PAID FOR:
Interest	$-	$-
Income Taxes	$-	$-

NON CASH FINANCING ACTIVITIES:
Common stock issued for acquisition of subsidiary	$2,500	$-

See accompanying notes to the consolidated financial statements.

MEDIA TECHNOLOGIES, INC.

(Formerly Town and Country Appraisal Service, Inc.)

September 30, 2010 and 2009

Notes To the Consolidated Financial Statements

(Unaudited)

NOTE 1 - ORGANIZATION

Town and Country Appraisal Service, Inc. (“Town and Country” or the “Company”) was incorporated under the laws of the State of Nevada on April 16, 2007 to succeed an unincorporated entity controlled and operated by its founder, John S. Chidester, since 1976. John S. Chidester was issued 16,020,000 (5,340,000 pre-split) common shares and Kathleen Chidester, our secretary and director and the wife of John W. Chidester, was issued 4,000,000 (12,000,000 pre-split) common shares at the date of incorporation. No value was given to the shares of common stock issued by the newly-formed corporation. Therefore, the shares were recorded to reflect the $.001 par value of $28,020 ($9,340 pre-split) and paid in capital was recorded as a negative amount, $28,020 ($9,340 pre-split)). In other words, no net value was assigned to these shares.

All share and per share amounts in the consolidated financial statements and notes assume that the capital structure assumed when the Company became a Nevada corporation was in place as of the first date of the first period presented.

On February 26, 2010 (the “Closing Date”), the Company entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with Speedpal Broadband, a Nevada corporation (“Speedpal”), and the sole shareholder of Speedpal, pursuant to which the Company acquired 100% of the issued and outstanding capital stock of Speedpal (the “Speedpal Acquisition”).  Pursuant to the terms of the Share Exchange Agreement, the Company issued 7,500,000 (2,500,000 pre-split) shares of its common stock to the Speedpal shareholder, in exchange for all the issued and outstanding capital stock of Speedpal, thereby making Speedpal a wholly-owned subsidiary of the Company.

Concurrently with the Closing of the Speedpal Acquisition, John S. Chidester and Kathleen Chidester, the principal shareholders of the Company, sold 21,000,000 (7,000,000 pre-split) of their 28,020,000 (9,340,000 pre-split) shares in the Company to two independent, un-related individuals, and the operations of the current appraisal service business of the Company was transferred to John S. Chidester and Kathleen Chidester, in consideration of the cancellation of 7,020,000 (2,340,000 pre-split) shares of the Company’s common stock, the balance of their shares of common stock in the Company.

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

The consolidated financial statements include all the accounts of Town and Country as of September 30, 2010 and 2009 and for the interim periods then ended.  Speedpal is included as of September 30, 2010 and for the period from February 26, 2010 (date of acquisition) through September 30, 2010.  All inter-company balances and transactions have been eliminated.

MEDIA TECHNOLOGIES, INC.

(Formerly Town and Country Appraisal Service, Inc.)

September 30, 2010 and 2009

Notes To the Consolidated Financial Statements

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.  Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.  If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives.  The Company determined that there was an impairment of the goodwill as of September 30, 2010 and recorded an impairment charge of $150,594 to other income (expense).

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

MEDIA TECHNOLOGIES, INC.

(Formerly Town and Country Appraisal Service, Inc.)

September 30, 2010 and 2009

Notes To the Consolidated Financial Statements

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value of Financial Instruments (continued)

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at September 30, 2010 or December 31, 2009, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the interim period ended September 30, 2010 or 2009.

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

MEDIA TECHNOLOGIES, INC.

(Formerly Town and Country Appraisal Service, Inc.)

September 30, 2010 and 2009

Notes To the Consolidated Financial Statements

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Net Loss Per Common Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period.  There were no potentially dilutive shares outstanding as of September 30, 2010 or 2009.

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

Subsequent Events

The Company follows the guidance in Section 855-10-50 of the FASB Accounting Standards Codification for the disclosure of subsequent events. The Company will evaluate subsequent events through the date when the financial statements were issued.  Pursuant to ASU 2010-09 of the FASB Accounting Standards Codification, the Company as an SEC filer considers its financial statements issued when they are widely distributed to users, such as through filing them on EDGAR

Recent Accounting Pronouncements

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

MEDIA TECHNOLOGIES, INC.

(Formerly Town and Country Appraisal Service, Inc.)

September 30, 2010 and 2009

Notes To the Consolidated Financial Statements

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (continued)

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

MEDIA TECHNOLOGIES, INC.

(Formerly Town and Country Appraisal Service, Inc.)

September 30, 2010 and 2009

Notes To the Consolidated Financial Statements

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (continued)

This Update also includes conforming amendments to the guidance on employers' disclosures about postretirement benefit plan assets (Subtopic 715-20). The conforming amendments to

Subtopic 715-20 changes the terminology from major categories of assets to classes of assets and provide a cross reference to the guidance in Subtopic 820-10 on how to determine appropriate classes to present fair value disclosures. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.

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

MEDIA TECHNOLOGIES, INC.

(Formerly Town and Country Appraisal Service, Inc.)

September 30, 2010 and 2009

Notes To the Consolidated Financial Statements

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (continued)

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

NOTE 3 - ACQUISITION

On February 26, 2010, the Company entered into a Share Exchange Agreement with Speedpal Broadband, a Nevada corporation (“Speedpal”), and the sole shareholder of Speedpal, pursuant to which the Company acquired 100% of the issued and outstanding capital stock of Speedpal.  Pursuant to the terms of the Share Exchange Agreement, the Company issued 7,500,000 (2,500,000 pre-split) shares of its common stock to the Speedpal shareholder, in exchange for all of the issued and outstanding capital stock of Speedpal, thereby making Speedpal a wholly-owned subsidiary of the Company.

MEDIA TECHNOLOGIES, INC.

(Formerly Town and Country Appraisal Service, Inc.)

September 30, 2010 and 2009

Notes To the Consolidated Financial Statements

(Unaudited)

NOTE 3 – ACQUISITION (CONTINUED)

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

Goodwill	$150,594
Related party payable	(148,093)
Accrued expenses	(1)
Purchase price	$2,500

	For the Nine Months Ended
	September 30, 2009
	Town and Country Appraisal Service, Inc.	Speedpal Broadband, Inc.	Proforma Combined Totals
Revenues	$-	$91,457	$91,457
General and Administrative	-	139,049	139,049
Net Loss from Operations	-	(47,592)	(47,592)

Loss from Discontinued Operations	(4,907)	-	(4,907)
NET LOSS	$(4,907)	$(47,592)	$(52,499)

NOTE 4 - GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit of $267,111 at September 30, 2010, with a net loss from continuing operations of $268,791 and net cash used in operating activities of $91,747 for the interim period then ended, respectively.

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

NOTE 5 – RELATED PARTY TRANSACTIONS

As of September 30, 2010, the Company owed $185,370 to related parties for funds advanced for its operations. The advances are unsecured, non interest bearing and due upon demand

MEDIA TECHNOLOGIES, INC.

(Formerly Town and Country Appraisal Service, Inc.)

September 30, 2010 and 2009

Notes To the Consolidated Financial Statements

(Unaudited)

NOTE 6 – STOCKHOLDERS’ DEFICIT

Issuance of common stock

On February 26, 2010 the Company issued 7,500,000 (2,500,000 pre-split) shares of its common stock to the Speedpal shareholder, in exchange for all of the issued and outstanding capital stock of Speedpal (See Note 1). Since the issuance was for approximately 25% ownership of the Company, the common stock was valued at its par value of $0.001 per share or $7,500 ($2,500 pre-split) in aggregate.

On August 11, 2010, the Company issued 3,000,000 (1,000,000 pre-split) shares of common stock at $0.01 per share for total proceeds of $100,000.

Cancellation of common stock

Concurrently with the acquisition of Speedpal (See Note 1), the Company, cancelled 7,020,000 (2,340,000 pre-split) shares of the Company’s common stock owned by its former marjority stockholders. In consideration for this cancelation, the appraisal service business of the Company was transferred to John S. Chidester and Kathleen Chidester.

The following tables set forth the components of the discontinued operations for the three and nine months ended September 30, 2009:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2009	2009
Revenue	$25,838	$99,948
Operating expenses
Compensation and contractor fees	16,644	71,971
General and administrative	10,733	32,884
Total operating expenses	27,377	104,855
Net loss	$(1,539)	$(4,907)

Summarized Balance Sheet of discontinued operations:

December 31, 2009
Current Assets	$964
Total Assets	$8,321
Total Liabilities	$30,368
Stockholders Deficit	$(22,047)

During the period ended September 30, 2010, the Company changed its name to Media Technologies, Inc. to better reflect the Company’s business plan and operations.  In conjunction with the name change, the Company amended it articles of incorporation and is authorized to issue 125,000,000 common shares with a par value of $0.001 per share and 25,000,000 preferred shares with a par value of $0.001 per share.

MEDIA TECHNOLOGIES, INC.

(Formerly Town and Country Appraisal Service, Inc.)

September 30, 2010 and 2009

Notes To the Consolidated Financial Statements

(Unaudited)

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date through the date these financial statements were issued.  The Management of the Company determined that there were reportable events that occurred during that subsequent period to be disclosed:

The Company authorized a stock dividend of two (2) shares of common stock for each issued and outstanding share of Common Stock of the Company effective as of October 29, 2010 (the “Record Date”) for all shareholders of record on the close of business on the Record Date, with an ex dividend payment date of November 3, 2010 (the “Payment Date”).

As a result of the stock dividend, and taking into account the rounding up of any fractional shares to the next whole share, there will be approximately 33,480,000 shares of Common Stock issued and outstanding.  All shares and per share amounts in these consolidated financial statements have been adjusted to give retroactive effect to this stock dividend.

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

THREE MONTHS ENDED SEPTEMBER 30, 2010

Revenues - Revenue for the three months ended September 30, 2010 totaled $43,017 from the sale of high-speed broadband internet service.

Operating Expenses- Operating expenses consist of commissions, which totaled $35,875 during the three months ended September 30, 2010.  Also included in operating expenses is $55,252 in professional fees and $29,138 in general & administrative expenses.

Other – The Company recognized an $18,856 expense relating to the acquisition of SpeedPal Broadband during the three months ended September 30, 2010.

NINE MONTHS ENDED SEPTEMBER 30, 2010

Revenues - Revenue for the nine months ended September 30, 2010 totaled $91,768 from the sale of high-speed broadband internet service.

Operating Expenses- Operating expenses consist of commissions, which totaled $68,793 during the nine months ended September 30, 2010.  Also included in operating expenses is $75,448 in professional fees and $46,868 in general & administrative expenses.

Other – The Company recognized a $150,594 expense relating to the impairment of goodwill and $18,856 relating to the acquisition of SpeedPal Broadband during the nine months ended September 30, 2010.  Company incurred a loss of $(131) from its discontinued operations along with a onetime gain of $24,518 from the sale of the business.  This gain is the result of the discharge of liabilities in excess of assets.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended September 30, 2010, we realized net proceeds of $37,277 from borrowings from related parties and $100,000 gross proceeds from the sale of common stock.  We have used these proceeds to fund ongoing operations.  At September 30, 2010, we had available cash of $36,239 as compared to $4,310 as of September 30, 2009.  We are currently being funded borrowings from related parties and plan to raise additional capital through the sale of stock.  The Company expects to continue to rely on related parties on an as needed basis until such a time that we can procure additional financing.  We are currently exploring the possibility of additional alternative financing, but there is no assurance that we will be able to secure financing on favorable terms or at all.

At September 30, 2010, we had total current assets of $36,239 and total current liabilities of $211,225 resulting in a working capital deficit of $174,986.  At December 31, 2009, we had total current assets of $5,839 and total current liabilities of $30,368 resulting in a working capital deficit of $24,529.  This decrease in working capital for the first six months of 2010 is primarily due to the debt assumed in the acquisition of SpeedPal Broadband, Inc

Net cash used by continuing operating activities was $91,747 for the nine months of 2010 compared to $-0- for the comparable 2009 period.  Discontinued operating activities used $-0- and $7,467 in cash during the same periods. This change is primarily attributed to the expenses generated by the newly acquired subsidiary, SpeedPal.

Net cash p by investing activities was $10,255 for the first nine months of 2010 compared to $-0- for the comparable 2009 period.  This change is primarily attributed to the purchase of furniture and equipment relating to the acquisition and operation of SpeedPal.

Net cash provided by financing activities was $137,277 for the first nine months of 2010 compared to $-0- for the comparable 2009 period.  This change is primarily attributed to the receipt of $100,000 from the sale of common stock along with net additional borrowings from related parties of $33,277.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Based on an evaluation as of the date of the end of the period covered by report, our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.  The Company recognizes a material weakness in its internal controls due to the fact that we are unable, due to lack of resources, to maintain adequate segregation of duties or hire an audit committee to oversee the internal control functions.  The Company plans to address these weaknesses as resources become available.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS.

On August 11, 2010l, the Company sold and issued 3,000,000 shares of Common Stock to an accredited investor at a price of $0.10 per share, for cash proceeds to the Company of $100,000.  No underwriters were used. The securities were sold pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933. The certificate representing the shares contained a restricted legend.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS

1.

Financial Statements.  The unaudited Balance Sheet of the MEDIA TECHNOLOGIES, Inc., and subsidiaries as of September 30, 2010 and December 31, 2009, the Consolidated Statements of Operations for the period ended September 30, 2010 and 2009, the Consolidated Statements Stockholders’ Equity (Deficit) from inception to September 30, 2010, and Statements of Cash Flows for the period ended September 30, 2010 and 2009, and together with the notes thereto, are included in this Quarterly Report on Form 10-Q.

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

Dated: November 15, 2010

/s/ J. Michael Heil

By: J. Michael Heil

Its: President and CEO