Form 10-K
period 2010-12-31
MEDIA TECHNOLOGIES, INC.
filed 2011-03-31
CIK 1434111

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

___________

FORM 10-K

___________

  X .

ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

MEDIA TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Nevada	000-53214	26-1703958
(State or other jurisdiction of incorporation)	(Commission File Number)	(I.R.S. Employer Identification No.)

495 State Street, Suite 459, Salem, Oregon	97301
(Address of principal executive offices)	(Zip Code)

(702) 813-1118

(Registrant’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

 Common Stock, $0.001 Par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes       .    No   X .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.   Yes       .    No   X .

Indicated by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X .    No       .

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K or any amendment to this Form 10-K.       .

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

Yes       .    No   X .

Issuer’s revenues for its most recent fiscal year: $142,164

The aggregate market value of the voting and non-voting common equity on June 30, 2010 held by non-affiliates of the registrant based on the average bid, which price was $0.00, and asked price, which price was $0.95, of such stock on such date was approximately $289,750 as adjusted to pre split values.  Shares of common stock held by each officer and director and by each person who owns 10% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.  Without acknowledging that any individual director of registrant is an affiliate, all directors have been included as affiliates with respect to shares owned by them.

As of March 21, 2011, there were 30,980,000 shares of the registrant’s Common Stock outstanding.

ii

MEDIA TECHNOLOGIES, INC.

Report on Form 10-K

iii

FORWARD-LOOKING STATEMENTS

This report contains statements that constitute “forward-looking statements.”  These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology like “believes,” “anticipates,” “expects,” “estimates,”  “envisions” or similar terms.  These statements appear in a number of places in this report and include statements regarding our intent, belief or current expectations and those of our directors or officers with respect to, among other things: (i) trends affecting our financial condition or results of operations, (ii) our business and growth strategies, and (iii) our financing plans.  You are cautioned that any forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors.  Factors that could adversely affect actual results and performance include, among others, the effect of inflation and other negative economic trends and developments on the business of our customers and other barriers, government regulation and competition.  All forward-looking statements attributable to us are expressly qualified in their entirety by this foregoing cautionary statement.

Unless otherwise noted, references in this report to the “Company,” “we,” “our,” “us,” or “Media Tech” means Media Technologies, Inc.

PART 1

ITEM 1.

BUSINESS

Business Development

Media Technologies, Inc. was originally incorporated as Town and Country Appraisal Service, Inc. under the laws of the State of Nevada on April 16, 2007 (“Town and Country”) primarily to perform commercial and residential real estate appraisals.

On February 26, 2010, 100% of the issued and outstanding stock of Speedpal Broadband, Inc., a Nevada corporation (“Speedpal”) was acquired by Town and Country thereby making Speedpal a wholly-owned subsidiary.   Concurrently with the closing of the Speedpal acquisition, the current appraisal service business of the Company was transferred to the original owners in consideration of the cancellation of the balance of their shares of common stock in the Company.

Subsequent to the period covered by this report, on January 12, 2011, the Company executed a Share Exchange Agreement pursuant to which we acquired 100% of the issued and outstanding capital stock of TechTV Media, Inc., a Nevada Corporation (“TechTV”).  As a result TechTV became a wholly-owned subsidiary of Media Tech.

TechTV is engaged in the business of providing, installing, selling and managing advertisement insertion systems.  The systems enable local cable television providers to insert advertising onto network channels on their cable systems.  TechTV shares in the revenues generated from advertising with the advertising agencies and the cable system operators.

Description of Business

Speedpal is a wireless Internet service provider offering a full array of internet services, email, web site hosting, web site design and high speed internet options to residents and small to medium sized companies.  Speedpal's objective is to provide one-stop shopping for Internet services and to offer a full range of internet related products and services through a single point of contact for sales and client care.  We believe in building a strong local presence in each market we serve, hiring experienced General Managers and sales personnel, and developing strong relationships with clients by selling services face-to-face and acting as the client's telecommunications consultant.

Principal Products or Services

The main product that we sell is Internet Bandwidth, “high speed wireless internet service,” to end users and other companies that service the end users.  Our wholesale channel strategy targets internet service providers (“ISPs”) and other internet service resellers for SpeedPal’s services, including this high speed wireless internet service.  Additionally, we provide Web Site Hosting for businesses and individuals, high speed internet and wireless high speed internet, and in addition, we are developing a platform to provide IPV and VOIP services.

Markets Serviced

SpeedPal Broadband services the Willamette Valley in Oregon.  Our current markets include the cities of Salem, Dallas, Monmouth, Independence, Jefferson, Stayton, Aumsville, Keizer, rural Albany and various other smaller towns within a 20 mile line of sight radius of our centrally located tower on Prospect Hill in Salem Oregon.

Distribution Methods of the Products or Services

SpeedPal’s central tower location and internet backbone is located at 7010 Skyline Rd. Salem, OR 97306.  This location has a line of site view to the cities listed above in the Section above entitled Markets.  The tower has three Motorola Canopy radios in the 5.8 GHz range, two Motorola Canopy in the 2.4 GHz range, and one Tranzeo 2.4 GHz access point.

These access points have a dual purpose: 1) To provide direct service to our customers who have line of site to the tower location, and 2) To provide service to our repeater sites (hybrid access points) that have line of site to our tower.  We currently have 16 Hybrid Access Point deployed in the greater Willamette Valley area which provide last mile internet service to previously un-served customers.

Status of Any Publicly Announced New Product or Service

Speedpal has technology which allows it to provide “last mile” terrestrial internet service and has new systems being deployed from a proprietary technology “Beta” platform.  More information on these technical developments will be released as Speedpal grows its customer base specific to that market.

Competitive business conditions and the Company’s competitive position in the industry and methods of competition

Speedpal does compete with several other much larger and well funded companies as well as smaller ones that tend to be similar to us in size in some portions of our service area footprint.  Comcast, Clear, Qwest, Sprint, Verizon, and AT&T are among the larger companies that compete in the same business arena as us.  However, we have areas where competition is non-existent except for satellite or dial-up which we see as a non-threat at this stage due to existing technical limitations.  Additionally, the larger competitors do not generally service our primary markets.  We do not advertise or formally market our services.  We obtain our business opportunities mostly from word of mouth, direct marketing and the internet.  We cannot provide any assurances that the current approach will be successful in the future.

Sources and availability of raw materials and the names of the Principal Suppliers

LS Networks is Speedpal’s principle supplier for Internet Bandwidth, which is the main product the Company sells to its customer base.  Speedpal has alternative sources of Internet Bandwidth in place should it be needed however we are confident that we will continue to do business with LS Networks.

Motorola is our backbone technology provider, however there are many other companies Speedpal can use as a source for our customer premise equipment.

Dependence on one or few major customers

Speedpal has no one customer that could affect our profitably or success.  We believe in building our business on a one customer at a time platform for both commercial and residential service.

Patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts, including duration Intellectual Properties and Licenses

The company maintains its web site at http://www.speedpal.com.  We have no patents or trademarks.

Need of any governmental approval of principal products or services

SpeedPal Broadband operates under the non-federally regulated radio frequency band.

Effect of existing or probable governmental regulations on the business

See Section relating to Risk Factors, below.

Research and Development

The company as part of its market and the technology space is constantly in somewhat of a development mode.  The company maintains its customer’s expectations for service as needed, it also is better able to achieve its growth goals as technology improves in this manner.  The company spends no additional dollars however as its part of the day to day growth.

Costs and effects of compliance with environmental laws

None.

Number of total employees and number of full-time employees

As of December 31, 2010, we had 1 employees, 1 of these are on a full-time basis.  We believe we have a good working relationship with our employees, which are not represented by a collective bargaining organization.

Reports to Security Holders

We are subject to Regulation 14A of the Securities Exchange Act of 1934, as amended (the “1934 Act”), which regulates proxy solicitations.  Section 14(a) requires all companies with securities registered pursuant to Section 12(g) thereof to comply with the rules and regulations of the Commission regarding proxy solicitations, as outlined in Regulation 14A.  Matters submitted to stockholders at a special or annual meeting thereof or pursuant to a written consent will require us to provide its stockholders with the information outlined in Schedules 14A or 14C of Regulation 14; preliminary copies of this information must be submitted to the Commission at least 10 days prior to the date that definitive copies of this information are forwarded to stockholders.

We are also required to file annual reports on Form 10-K and quarterly reports on Form 10-Q with the Commission on a regular basis, and will be required to timely disclose certain events (e.g., changes in corporate control; acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business; and bankruptcy) in a Current Report on Form 8-K.

The public may read and copy any materials the Company files with the SEC at the SEC’s public reference room at 100 F Street, NE, Washington D.C. 20549, on official business days during the hours of 10 a.m. to 3 p.m. Eastern Time.  Information may be obtained on the operation of the public reference room by calling the SEC at 1-800-SEC-0330.  The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.  Moreover, the Company maintains websites at http://www.speedpal.com that contains important information about the Company, including biographies of key management personnel, as well as information about the Company’s business.  This information is publicly available (i.e., not password protected) and is updated regularly.

ITEM 1A.

RISK FACTORS

Media Tech faces a wide range of competition in areas served by Media Tech’s systems which could adversely affect Media Tech’s future results of operations.

Media Tech competes with a number of different sources, which provide ISP services to consumers.  Media Tech competes directly with cable companies, telephone companies and other companies that use satellites, operate competing systems in the same communities Media Tech serves or otherwise offer other services to Media Tech’s subscribers and potential subscribers.  Some local telephone companies provide, or have announced plans to provide, ISP services within and outside their telephone service areas. Additionally, Media Tech is subject to competition from telecommunications providers and Internet service providers, in connection with offerings of new and advanced services, including high-speed Internet services and VOIP service. This competition may materially adversely affect Media Tech’s business and operations in the future.

Numerous companies, including telephone companies, have introduced DSL, which provides Internet access to subscribers at data transmission speeds substantially greater than that of conventional analog modems. Media Tech expects other advances in communications technology, as well as changes in the marketplace, to occur in the future. Other new technologies and services may develop and may compete with services that we offer. In recent years, Congress has enacted legislation and the FCC has adopted regulatory policies intended to provide a favorable operating environment for existing competitors and for potential new competitors to Media Tech’s systems.  Similarly, some states in which Media Tech operates have enacted, and other states are considering, state-wide franchising that will allow telephone companies and other competitors to construct and operate cable systems with fewer regulatory and contractual requirements and without negotiating individual franchises with each community. These ongoing and future technological, legislative and regulatory developments could have a negative impact on Media Tech’s business operations.

Media Tech is subject to regulation by federal, state and local governments which may impose costs and restrictions.

Media Tech’s operations are regulated extensively by federal and local governments and by some state governments.  Media Tech expects that legislative enactments, court actions and regulatory proceedings will continue to clarify and in some cases change the rights and obligations of ISP companies and the industry’s current and future competitors under the Communications Act and other laws, possibly in ways that Media Tech has not foreseen.  Congress considers new legislative requirements potentially affecting our businesses virtually every year.  Additionally, some states have adopted, and other states, the U.S. Congress and the FCC are actively considering, changes in franchising requirements that will allow competitors to construct and operate systems and to compete with operators like Media Tech more effectively and with fewer regulatory requirements.  The results of these legislative, judicial and administrative actions may materially adversely affect Media Tech’s business operations.

Media Tech is subject to additional regulatory burdens in connection with the provision of phone services, which could cause Media Tech to incur additional costs.

Media Tech is subject to risks associated with the regulation of Media Tech’s circuit-switched phone services by the FCC and state public utility commissions.  Telecommunications companies generally are subject to significant common-carrier regulation.  This regulation could materially adversely affect Media Tech’s business operations.

Media Tech has launched VOIP phone service in certain markets.  The FCC has initiated a rulemaking to consider whether and how to regulate VOIP services.  VOIP services may also be subject to potential regulation at the state level, and several states have attempted to impose traditional common-carrier regulation on such services.  It is unclear how these VOIP-related proceedings at the federal and state levels, and related judicial proceedings that will ensue, might affect Media Tech’s planned VOIP service.

Media Tech may face new regulatory requirements because of technological advances which could adversely affect Media Tech’s future results of operations.

Ever since high-speed cable Internet service was introduced, some local governments and various competitors have sought to impose regulatory requirements on how Media Tech deals with Internet service providers. Thus far, only a few local governments have imposed such requirements, and the courts have invalidated all of them. The FCC has refused to treat Media Tech’s high speed Internet service as a common carrier “telecommunications service,” and instead has classified it as an “interstate information service,” which has historically resulted in significantly reduced regulatory obligations. However, the FCC is still considering whether it should impose any regulatory requirements on high speed broadband services and also whether local franchising authorities should be permitted to impose fees or other requirements, such as service quality or customer service standards on such services. Some franchising authorities may attempt to impose such requirements and make them a condition of Media Tech’s franchises. Also, some franchising authorities have requested payment of franchise fees on high-speed broadband service revenues. Media Tech cannot now predict whether these or similar regulations will be adopted; however, such requirements, if adopted, could adversely affect the results of Media Tech’s operations.

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

Our financial statements are prepared using principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, we do not have significant cash or other material liquid assets, nor do we have an established source of revenue sufficient to cover our operating costs and to allow us to continue as a going concern. We may, in the future, experience significant fluctuations in our results of operations. If we are required to obtain debt or equity financing our illiquidity could suppress the value and price of our shares if and when trading in those shares develops. However, any future offerings of securities may not be undertaken, and if undertaken, may not be successful or the proceeds derived from these offerings may be less than anticipated and/or may be insufficient to fund operations and meet the needs of our business plan. Our current working capital is not sufficient to cover expected cash requirements for 2011 or to bring us to a positive cash flow position. It is possible that we will never become profitable and will not be able to continue as a going concern. Our independent auditors included an explanatory paragraph in their opinion on our 2010 financial statements discussing the uncertainty of our ability to continue as a going concern.

We are and will continue to be completely dependent on the services of our president, the loss of whose services would likely cause our business operations to cease.

Our current business strategy is completely dependent upon the knowledge, reputation and business contacts of our president. If we were to lose his services it is unlikely that we would be able to continue conducting our business plan even if some financing is obtained.

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

Having only one director limits our ability to establish effective independent corporate governance procedures and increases the control of our president.

We have only one director, who is also our principal officer. Accordingly, we cannot establish board committees comprised of independent members to oversee functions like compensation or audit issues.

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

We have no committed source of financing. Wherever possible, our board of directors will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of restricted shares of our common stock. Our board of directors has authority, without action or vote of the shareholders, to issue all or part of the authorized (125,000,000) but unissued (94,020,000) common shares. In addition, if a trading market develops for our common stock, we may attempt to raise capital by selling shares of our common stock, possibly at a discount to market. These actions will result in dilution of the ownership interests of existing shareholders, may further dilute common stock book value, and that dilution may be material.

The interests of shareholders may be hurt because we can issue shares of our common stock to individuals or entities that support existing management with such issuances serving to enhance existing management’s ability to maintain control of our Company.

Our board of directors has authority, without action or vote of the shareholders, to issue all or part of the authorized (125,000,000) but unissued (94,020,000) common shares. Such issuances may be issued to parties or entities committed to supporting existing management and the interests of existing management which may not be the same as the interests of other shareholders. Our ability to issue shares without shareholder approval serves to enhance existing management’s ability to maintain control of our Company.

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

As of March 15, 2011 there has never been any established trading market for our common stock, and there is currently no established public market whatsoever for our securities. FINRA has assigned us a trading symbol (MDTC) which enables a market maker to quote the shares of our common stock on the OTCBB maintained by FINRA. There can be no assurances as to whether:

 (i) any market for our shares will develop;

 (ii) the prices at which our common stock will trade; or,

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

We do not expect to pay cash dividends in the foreseeable future.

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

ITEM 2.

PROPERTIES

Media Tech currently leases office space at 495 State St. Salem, OR 97301 for $2000.00 per month on a month-to-month basis.  Our main tower is located at 7010 Skyline Road, Salem, OR 97306.  Under our lease we pay $723.96 per month.  We also lease additional tower space at Wilco Farms in Stayton Oregon, which is also on month-to-month basis.  Pursuant to the terms for this lease we pay an annual rate of $1200.  The company currently has 15 other repeater sites that are under contract for trade.  The company supplies Internet service in trade for the Hybrid Access Point locations to service those communities.

ITEM 3.

LEGAL PROCEEDINGS

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

ITEM 4.

[REMOVED AND RESERVED]

PART II.

ITEM 5.

MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

As of March 15, 2011 there has never been any established trading market for our common stock, and there is currently no established public market whatsoever for our securities. FINRA has assigned us a trading symbol “MDTC” which enables a market maker to quote the shares of our common stock on the OTCBB maintained by FINRA. There can be no assurances as to whether:

 (i) any market for our shares will develop;

 (ii) the prices at which our common stock will trade; or,

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

Additionally, should such a market arise, the possibility or actual sale into the market of shares of the Company's Common Stock as permitted under Rule 144 of the Securities Act of 1933 may adversely affect prevailing market prices, if any, for the Company's Common Stock and could impair the Company's ability to raise capital through the sale of its equity securities.  In order to qualify for unrestricted resale of Common Stock under Rule 144, certain holding periods must be met and a legal opinion setting forth the exemption from registration must be provided.  Further, there is no assurance that Rule 144 will be applicable to the Company and investors may not be able to rely on its provisions now or in the future.  In addition, sales of significant amounts of Common Stock by the Company subsequent to this offering could have an adverse effect on the market price, if any, for the Company's securities.

The market price of the Company’s common stock will likely fluctuate significantly in response to the following factors, some of which are beyond the Company’s control: variations in its quarterly operating results; changes in financial estimates of its revenues and operating results by securities analysts; changes in market valuations of similar companies; announcements by us of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments; additions or departures of key personnel; future sales of its common stock; stock market price and volume fluctuations attributable to inconsistent trading volume levels of its stock; commencement of or involvement in litigation.

Holders

As of the close of business on March 21, 2011, there were 14 stockholders of record of our common stock, and 30,980,000 shares were issued and outstanding.

The Company has never repurchased any of its equity securities.

Dividends

The Company authorized a stock dividend of two (2) shares of common stock for each issued and outstanding share of Common Stock of the Company effective October 29, 2010 for all shareholders of record on the close of business on the Record Date, with a dividend payment date of November 3, 2010.

We have never paid any cash dividends on shares of our common stock and do not anticipate that we will pay dividends in the foreseeable future. We intend to apply any earnings to fund the development of our business. The purchase of shares of common stock is inappropriate for investors seeking current or near term income.

Securities authorized for issuance under equity compensation plans

None

 Recent Sales of Unregistered Securities

At the closing of the Speedpal Acquisition, the Company issued 2,500,000 restricted shares of the Company’s Common Stock to J. Michael Heil, the shareholder of Speedpal.  The issuance of the shares of common stock to Mr. Heil was exempt from registration under the Securities Act pursuant to Section 4(2) thereof.  The shares of the Company’s common stock issued to Mr. Heil will be restricted shares, and the holders thereof may not sell, transfer or otherwise dispose of such shares without registration under the Securities Act or an exemption therefrom.

On August 11, 2010, the Company sold and issued 3,000,000 shares of Common Stock to an accredited investor at a price of $0.10 per share, for cash proceeds to the Company of $100,000.  No underwriters were used. The securities were sold pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933. The certificate representing the shares contained a restricted legend.

Subsequent Events

Subsequent to the period covered by this report, on January 12, 2011, the Company executed a Share Exchange Agreement pursuant to which it acquired 100% of the issued and outstanding capital stock of TechTV Media, Inc., a Nevada Corporation (“TechTV”), in exchange for 5,000,000 shares of the Common stock of MDTC, $0.001 par value per share.  As a result of the stock-for-stock exchange, TechTV will become a wholly-owned subsidiary of the Company.    No underwriters were used. The securities were sold pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933. The certificate representing the shares contained a restricted legend.

ITEM 6.

SELECTED FINANCIAL DATA

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

After the acquisition of SpeedPal Broadband, Inc , on February 26, 2010, the Company discontinued its prior commercial appraisal business.  The figures presented in the financial statements for the current year ended December 31, 2010 reflect the continuing operations of the Company’s subsidiary, SpeedPal Broadband, Inc. from the date of acquisition through the end of the year.  The figures for the year ended December 31, 2009 reflect the discontinued assets, liabilities and operations of the previous business.

THE YEARS ENDED DECEMBER 31, 2010 AND 2009

Revenues - Revenue for the year ended December 31, 2010 totaled $142,164 from the sale of high-speed broadband internet service.  There were no operations in the prior year.

Operating Expenses- Operating expenses for the year ended December 31, 2010 consist of consulting, which totaled $123,523, professional fees of $95,405 and general and administrative expenses of $63,845. .

Other – The Company recognized an $18,856 expense relating to the acquisition of SpeedPal Broadband and also recorded an impairment of goodwill expense of $150,594 related to that acquisition.

  The Company incurred a loss of $(131) from its discontinued appraisal business along with a onetime gain of $24,518 related to the sale of that business.  This gain is the result of the discharge of liabilities in excess of assets.

LIQUIDITY AND CAPITAL RESOURCES

 For the year ended December 31,, 2010, we realized net proceeds of $62,476 from borrowings from related parties and $100,000 gross proceeds from the sale of common stock.  We have used these proceeds to fund ongoing operations.  At December 31, 2010, we had available cash of $23,902.  We are currently being funded with borrowings from related parties and plan to raise additional capital through the sale of stock.  The Company expects to continue to rely on related parties on an as needed basis until such a time that we can procure additional financing and, or our operations are able to generate cash sufficient for our needs.  We are currently exploring the possibility of additional alternative financing, but there is no assurance that we will be able to secure financing on favorable terms or at all.

At December 31, 2010, we had total current assets of $23,902 and total current liabilities of $252,170 resulting in a working capital deficit of $228,268.  Current assets consist of cash.  Current liabilities consists of accounts payable and accrued expenses of  $36,061, customer deposits of $5,539 and related party payables of $210, 570.  These assets and liabilities relate to the business of the acquired business, Speedpal Broadband.  At December 31, 2009 we had total current assets of $5,839 and total current liabilities of $30,368.  These assets and liabilities were related to the assets and liabilities of the discontinued appraisal business.

Net cash used by continuing operating activities was $116,824 for the year ended December 31, 2010.  Cash flows for year ended December 31, 2009 were related to the discontinued operations and are immaterial.

Net cash used in investing activities was $22,714 for year ended December 31, 2010.  .  Of this balance $21, 750 was used to purchase furniture and equipment and $964 was related to cash relinquished in discontinued operations.

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

ITEM 7A

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8.

FINANCIAL STATEMENTS

FINANCIAL STATEMENTS

December 31, 2010 and 2009

C O N T E N T S

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Media Technologies, Inc.

Salem, Oregon

We have audited the accompanying consolidated balance sheets of Media Technologies, Inc. as of December 31, 2010 and 2009 and the related statements of operations, stockholders’ deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Media Technologies, Inc. as of December 31, 2010 and 2009 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company had an accumulated deficit at December 31, 2010 and had a net loss and cash used in operating activities for the year then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Li & Company, PC

Li & Company, PC

Skillman, New Jersey

March 31, 2011

MEDIA TECHNOLOGIES, INC.

(Formerly Town and Country Appraisal Services, Inc.)

Consolidated Balance Sheets

Consolidated Balance Sheets

	December 31,	December 31,
	2010	2009

ASSETS

CURRENT ASSETS

Cash	$23,902	$-
Current assets of discontinued operations	-	5,839

Total Current Assets	23,902	5,839

FURNITURE AND FIXTURES, NET	20,709	-

ASSETS OF DISCONTINUED OPERATIONS	-	2,482

TOTAL ASSETS	$44,611	$8,321

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	$36,061	$-
Customer deposits	5,539	-
Related party payable	210,570	-
Current liabilities of discontinued operations	-	30,368

Total Current Liabilities	252,170	30,368

TOTAL LIABILITIES	252,170	30,368

STOCKHOLDERS' DEFICIT

Preferred stock, par value $0.001; 25,000,000
shares authorized; no shares issued
or outstanding	-	-
Common stock; par value $0.001; 125,000,000
shares authorized; 33,480,000 and 30,000,000
shares issued and outstanding, respectively	33,480	30,000
Additional paid-in capital	67,340	(29,340)
Accumulated deficit	(308,379)	(22,707)

Total Stockholders' Deficit	(207,559)	(22,047)

TOTAL LIABILITIES AND STOCKHOLDERS'
DEFICIT	$44,611	$8,321

See accompanying notes to the consolidated financial statements.

MEDIA TECHNOLOGIES, INC.

(Formerly Town and Country Appraisal Services, Inc.)

Consolidated Statements of Operations

Consolidated Statement of Operations

	For the Years Ended
	December 31,
	2010	2009

REVENUES	$142,164	$-

OPERATING EXPENSES
Consulting	123,523	-
Professional fees	95,405	-
General and administrative	63,845	-

Total Operating Expenses	282,773	-

LOSS FROM OPERATIONS	(140,609)	-

OTHER INCOME (EXPENSES)
Impairment of goodwill	(150,594)	-
Acquisition expense	(18,856)

Total Other Income (Expense)	(169,450)	-

LOSS BEFORE TAXES	(310,059)	-
Provision for Income Taxes	-	-

LOSS FROM CONTINUING OPERATIONS	(310,059)	-

DISCONTINUED OPERATIONS
Loss from discontinued operations	(131)	(6,172)
Gain on discontinued operations	24,518	-

Income (loss) from Discontinued Operations net of tax	24,387	(6,172)

NET LOSS	$(285,672)	$(6,172)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED:
Continuing operations	$(0.01)	$0.00
Discontinued operations	0.00	(0.00)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED	$(0.01)	$(0.00)

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING	31,598,137	30,000,000

See accompanying notes to the consolidated financial statements.

MEDIA TECHNOLOGIES, INC.

(Formerly Town and Country Appraisal Services, Inc.)

Consolidated Statements of Stockholders' Deficit

Consolidated Statements of Shareholders Deficit

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2008	30,000,000	$30,000	$(29,340)	$(16,535)	$(15,875)

Net loss	-	-	-	(6,172)	(6,172)

Balance, December 31, 2009	30,000,000	30,000	(29,340)	(22,707)	(22,047)

Issuance of common shares for the acquisition of Speedpal Broadband, Inc.	7,500,000	7,500	(5,000)	-	2,500

Cancellation of common stock	(7,020,000)	(7,020)	4,680	-	(2,340)

Issuance of common shares for cash at $0.10 per share	3,000,000	3,000	97,000	-	100,000

Net loss	-	-	-	(285,672)	(285,672)

Balance, December 31, 2010	33,480,000	$33,480	$67,340	$(308,379)	$(207,559)

See accompanying notes to the consolidated financial statements.

MEDIA TECHNOLOGIES, INC.

(Formerly Town and Country Appraisal Services, Inc.)

Consolidated Statements of Cash Flows

Consolidated Statements of Cash Flows

	For the Years Ended
	December 31
	2010	2009
OPERATING ACTIVITIES

Net loss from operations	$(310,059)	$-
Net income (loss) from discontinued operations	24,387	(6,172)
Adjustments to reconcile net loss to net cash
used in operating activities:
Impairment of goodwill	150,594	-
Gain on discontinuance	(24,387)	-
Depreciation	1,041	784
Changes in operating assets and liabilities
Accounts receivable	-	(3,600)
Accounts payable and accrued expenses	36,061	16,670
Unearned income	-	(18,495)
Customer deposits	5,539	-

Net Cash Used in Operating Activities	(116,824)	-

Net Cash Used in Discontinued Operating Activities	-	(10,813)

INVESTING ACTIVITIES

Cash relinquished in discontinued operations	(964)	(964)
Purchase of furniture and equipment	(21,750)	-

Net Cash Used in Investing Activities	(22,714)	(964)

FINANCING ACTIVITIES

Common stock issued for cash	100,000	-
Proceeds from related party payable	67,976	-
Payment of related party payable	(5,500)	-

Net Cash Provided by Financing Activities	162,476	-

NET INCREASE (DECREASE) IN CASH	22,938	(11,777)
CASH AT BEGINNING OF PERIOD	964	11,777

CASH AT END OF PERIOD	$23,902	$-

CASH PAID FOR:
Interest	$-	$-
Income Taxes	-	-

NON CASH FINANCING ACTIVITIES:
Common stock issued for subsidiary	$2,500	$-

See accompanying notes to the consolidated financial statements.

MEDIA TECHNOLOGIES, INC.

(Formerly Town and Country Appraisal Services, Inc.)

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

NOTE 1 – ORGANIZATION

Nature of Business

Media Technologies, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on April 16, 2007.  On February 26, 2010, the Company entered into a Share Exchange Agreement with Speedpal Broadband, a Nevada corporation (“Speedpal”), and the sole shareholder of Speedpal, pursuant to which the Company acquired 100% of the issued and outstanding capital stock of Speedpal.  Pursuant to the terms of the Share Exchange Agreement, the Company issued 7,500,000 shares of its common stock to the Speedpal shareholders, in exchange for all the issued and outstanding capital stock of Speedpal, thereby making Speedpal a wholly-owned subsidiary of the Company.

Concurrently with the closing of the Speedpal Acquisition, the principal shareholders of the Company, transferred 21,000,000 of their 28,020,000 shares in the Company to two independent, un-related individuals, and the operations of the prior appraisal service business of the Company was transferred to the shareholders in consideration of the cancellation of 7,020,000 shares of the Company’s common stock, the balance of their shares of common stock in the Company.

Speedpal is engaged in the business of providing high speed broadband internet services to both residential and commercial customs.

During the year ended December 31, 2010, the Company changed its name to Media Technologies, Inc. to better reflect the Company’s business plan and operations.  The Company intends to invest in and own businesses operating in electronic media.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America.

Principles of Consolidation

The consolidated financial statements include all the accounts of the Company as of December 31, 2010 and 2009.  Speedpal is included as of December 31, 2010 and for the period from February 26, 2010 (date of acquisition) through December 31, 2010.  All inter-company balances and transactions have been eliminated.

Use of Estimates

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

MEDIA TECHNOLOGIES, INC.

(Formerly Town and Country Appraisal Services, Inc.)

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Impairment of Long-lived Assets

The Company has adopted paragraph 360-10-35-17 of the FASB Accounting Standards Codification for its long-lived assets. The Company’s long-lived asset, which includes furniture and fixtures and goodwill, is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.  Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.  If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives.  The Company determined that there was an impairment of the goodwill as of December 31, 2010 and recorded an impairment charge of $150,594 to other income (expense).

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

MEDIA TECHNOLOGIES, INC.

(Formerly Town and Country Appraisal Services, Inc.)

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, accounts payable and accrued expenses, approximate their fair values because of the short maturity of these instruments.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at December 31, 2010 or 2009; no gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the year ended December 31, 2010 or 2009.

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

MEDIA TECHNOLOGIES, INC.

(Formerly Town and Country Appraisal Services, Inc.)

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

This Update provides amendments to Subtopic 820-10 that clarifies existing disclosures as follows:

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

MEDIA TECHNOLOGIES, INC.

(Formerly Town and Country Appraisal Services, Inc.)

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In April 2010, the FASB issued ASU No. 2010-13, “Compensation—Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades” (“ASU 2010-13”). This update provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in ASU 2010-13 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.

Recent Accounting Pronouncements (continued)

In August 2010, the FASB issued ASU 2010-21, “Accounting for Technical Amendments to Various SEC Rules and Schedules: Amendments to SEC Paragraphs Pursuant to Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies” (“ASU 2010-21”), was issued to conform the SEC’s reporting requirements to the terminology and provisions in ASC 805, Business Combinations, and in ASC 810-10, Consolidation. ASU No. 2010-21 was issued to reflect SEC Release No. 33-9026, “Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies,” which was effective April 23, 2009. The ASU also proposes additions or modifications to the XBRL taxonomy as a result of the amendments in the update.

In August 2010, the FASB issued ASU 2010-22, “Accounting for Various Topics: Technical Corrections to SEC Paragraphs” (“ASU 2010-22”), which amends various SEC paragraphs based on external comments received and the issuance of SEC Staff Accounting Bulletin (SAB) No. 112, which amends or rescinds portions of certain SAB topics.  The topics affected include reporting of inventories in condensed financial statements for Form 10-Q, debt issue costs in conjunction with a business combination, sales of  stock by subsidiary, gain recognition on sales of business, business combinations prior to an initial public offering, loss contingent and liability assumed in business combination, divestitures, and oil and gas exchange offers.

In December 2010, the FASB issued the FASB Accounting Standards Update No. 2010-28 “Intangibles—Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts” (“ASU 2010-28”).Under ASU 2010-28, if the carrying amount of a reporting unit is zero or negative, an entity must assess whether it is more likely than not that goodwill impairment exists. To make that determination, an entity should consider whether there are adverse qualitative factors that could impact the amount of goodwill, including those listed in ASC 350-20-35-30. As a result of the new guidance, an entity can no longer assert that a reporting unit is not required to perform the second step of the goodwill impairment test because the carrying amount of the reporting unit is zero or negative, despite the existence of qualitative factors that indicate goodwill is more likely than not impaired. ASU 2010-28 is effective for public entities for fiscal years, and for interim periods within those years, beginning after December 15, 2010, with early adoption prohibited.

In December 2010, the FASB issued the FASB Accounting Standards Update No. 2010-29 “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations” (“ASU 2010-29”). ASU 2010-29 specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in this Update also expand the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amended guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

MEDIA TECHNOLOGIES, INC.

(Formerly Town and Country Appraisal Services, Inc.)

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit of $308,379 at December 31, 2010, with a net loss from continuing operations of $310,059 and net cash used in operating activities of $116,824 for the year then ended.

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

NOTE 4 – ACQUISITION

On February 26, 2010, the Company entered into a Share Exchange Agreement with Speedpal Broadband, a Nevada corporation (“Speedpal”), and the sole shareholder of Speedpal, pursuant to which the Company acquired 100% of the issued and outstanding capital stock of Speedpal.  Pursuant to the terms of the Share Exchange Agreement, the Company issued 7,500,000 shares of its common stock to the Speedpal shareholder, in exchange for all of the issued and outstanding capital stock of Speedpal, thereby making Speedpal a wholly-owned subsidiary of the Company.

The acquisition of Speedpal was accounted for using the purchase method of accounting in accordance with section 805-10-55 of the FASB Accounting Standards Codification by allocating the purchase price over the assets acquired, including intangible assets and liabilities assumed, based on their estimated fair values at the date of acquisition.  The excess of the liabilities assumed and the purchase price over the net assets acquired was recorded as goodwill.  The purchase price has been allocated to the assets and liabilities as follows:

Goodwill	$150,594
Related party payable	(148,093)
Accrued expenses	(1)
Purchase price	$2,500

	For the Year Ended
	December 31, 2009
	Town and Country Appraisal Service, Inc.	Speedpal Broadband, Inc.	Proforma Combined Totals
Revenues	$-	$91,457	$91,457
General and Administrative	-	139,049	139,049
Net Loss from Operations	-	(47,592)	(47,592)

Loss from Discontinued Operations	(4,907)	-	(4,907)
NET LOSS	$(4,907)	$(47,592)	$(52,499)

MEDIA TECHNOLOGIES, INC.

(Formerly Town and Country Appraisal Services, Inc.)

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

NOTE 5 –RELATED PARTY TRANSACTIONS

As of December 31, 2010, the Company owed $210,570 to related parties for funds advanced for its operations. The advances are unsecured, non interest bearing and due upon demand.

NOTE 6 – STOCKHOLDERS’ DEFICIT

The Company is authorized to issue 125,000,000 common shares with a par value of $0.001 per share and 25,000,000 preferred shares with a par value of $0.001 per share.

The Company authorized a stock dividend of two (2) shares of common stock for each issued and outstanding share of Common Stock of the Company effective as of October 29, 2010 for all shareholders of record on the close of business on the Record Date, with an ex dividend payment date of November 3, 2010.

As a result of the stock dividend, and taking into account the rounding up of any fractional shares to the next whole share, there are 33,480,000 shares of Common Stock issued and outstanding.  All shares and per share amounts in these consolidated financial statements have been adjusted to give retroactive effect to this stock dividend.

Issuance of Common Stock

On February 26, 2010 the Company issued 7,500,000 shares of its common stock to the Speedpal shareholder, in exchange for all of the issued and outstanding capital stock of Speedpal (See Note 1). Since the issuance was for approximately 25% ownership of the Company, the common stock was valued at its par value of $0.001 per share or $7,500 ($2,500 pre-split) in aggregate.

On August 11, 2010, the Company issued 3,000,000 shares of common stock at $0.01 per share for total proceeds of $100,000.

Cancellation of Common Stock

Concurrently with the acquisition of Speedpal (See Note 1), the Company, cancelled 7,020,000 shares of the Company’s common stock owned by its former majority stockholders. In consideration for this cancelation, the appraisal service business of the Company was transferred to the stockholders.

NOTE 7 – INCOME TAXES

Deferred tax assets

At December 31, 2010, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $303,879 that may be offset against future taxable income through 2030.  No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets of approximately $104,849 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a valuation allowance of $104,849.

MEDIA TECHNOLOGIES, INC.

(Formerly Town and Country Appraisal Services, Inc.)

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

NOTE 7 – INCOME TAXES (CONTINUED)

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards.  The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability.  The valuation allowance increased approximately $97,128 and $2,098 for the years ended December 31, 2010 and 2009, respectively.

Components of deferred tax assets at December 31, 2010 and 2009 are as follows:

	December 31, 2010	December 31, 2009

Net deferred tax assets – Non-current:

Expected income tax benefit from NOL carry-forwards	$104,849	$7,720
Less valuation allowance	(104,849)	(7,720)

Deferred tax assets, net of valuation allowance	$-	$-

Income taxes in the consolidated statements of operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	For the Year Ended December 31, 2010	For the Year Ended December 31, 2009

Federal statutory income tax rate	34.0%	34.0%
Change in valuation allowance on net operating loss carry-forwards	(34.0)%	(34.0)%
Effective income tax rate	0.0%	0.0%

NOTE 8 – DISCONTINUED OPERATONS

The following tables set forth the components of the discontinued operations for the years ended December 31, 2010 and 2009:

	Year Ended	Year Ended
	December 31,	December 31,
	2010	2009
Revenue	$-	$123,798
Operating expenses
Compensation and contractor fees	-	86,900
General and administrative	131	43,070
Total operating expenses	131	129,970
Net loss	$(131)	$(6,172)

MEDIA TECHNOLOGIES, INC.

(Formerly Town and Country Appraisal Services, Inc.)

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

NOTE 8 – DISCONTINUED OPERATONS (CONTINUED)

Summarized Balance Sheet of discontinued operations:

December 31, 2009
Current Assets	$964
Total Assets	$8,321
Total Liabilities	$30,368
Stockholders’ Deficit	$(22,047)

NOTE 9 – SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported.  The Management of the Company determined that there were reportable subsequent events to be disclosed:

On January 10, 2011, an officer, director and shareholder of the Company resigned as the officer and director of the Company and entered into an agreement, consent and waiver wherein the officer agreed to return to the Company 7,500,000 shares of common stock. The Company received these shares into treasury and immediately cancelled them.

On January 12, 2011, the Company executed a Share Exchange Agreement pursuant to which it acquired 100% of the issued and outstanding capital stock of TechTV Media, Inc., a Nevada Corporation (“TechTV”), in exchange for 5,000,000 shares of the Common stock of MDTC, $0.001 par value per share.  As a result of the stock-for-stock exchange, TechTV became a wholly-owned subsidiary of the Company.

The exchange of the total 5,000,000 shares of the Company’s Common Stock, is subject to and based upon TechTV securing 500,000 new subscriptions during the period commencing on January 12, 2011 and ending on the second year anniversary date thereof.  The 5,000,000 shares will be issued and held in escrow.  The escrow holder shall release a certificate representing 625,000 MDTC shares for each 62,500 subscribers secured under TechTV contracts.

TechTV is engaged in the business of providing, installing, selling and managing advertisement insertion systems.  The systems enable local cable television providers to insert advertising onto network channels on their cable systems. TechTV shares in the revenues generated from advertising with the advertising agencies and the cable system operators.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.

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

ITEM 9B.

OTHER INFORMATION

None.

PART III - OTHER INFORMATION

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identify of directors and executive officers

Our directors and executive officers are as follows:

Name	Age	Positions and Offices	Directorship Term	Period of Service as a Director

J. Michael Heil*	54	President, Treasurer, Secretary and Sole Director	One Year	February 26, 2010 – January 10, 2011

Bryant Cragun	64	President, CEO, Secretary and Director	One Year	Since January 10, 2011

* Mr. Heil resigned from all positions within the Company effective January 10, 2011.

All of the Company’s directors hold office until the next annual general meeting of the shareholders or until their successors are elected and qualified. The officers are appointed by our Board of Directors and hold office until their earlier death, retirement, resignation or removal.

 Significant Employees

There are no significant employees other than Mr. Cragun.

Family Relationships

There are no family relationships between any directors or executive officers of the Company, either by blood or by marriage.

Business Experience

The business experience during the past five years of each of the persons presently listed above as an Officer or Director of the Company or a Significant Employee is as follows:

Bryant D. Cragun, age 64, was appointed as the President, CFO, and Secretary of Media Technologies, Inc. effective January 10, 2011.  Previously Mr. Cragun was a private financial advisor to small businesses.  Mr. Cragun was the founder and Chairman of ZiaSun Technologies, Inc. (“ZiaSun”).  During his tenure at ZiaSun, he cultivated, grew and positioned the company to allow his successor to consummate a transaction in which ZiaSun was merged with Telescan Inc. to ultimately form INVESTools, Inc., which then acquired thinkorswim, Inc., an online brokerage specializing in options, all of which was ultimately acquired by TD Ameritrade in 2009 for $606 million dollars.  Prior to his founding ZiaSun, Mr. Cragun founded and was a principal of Capital Consultants, Inc. a broker-dealer.  He concurrently held a Vice President position at Smith Barney and begun his career in the brokerage field working for Goldman Sachs & Co.  Mr. Cragun holds both a Bachelor of Arts and a Masters in Business Administration.

There currently are no agreements or understandings under which Mr. Cragun will receive compensation for his service on the Board of Directors or as an executive officer.

There are no arrangements or understandings between Mr. Cragun and any other persons pursuant to which he was selected as a director. There are no current or proposed transactions between the Company and Mr. Cragun or his immediate family members requiring disclosure under Item 404(a) of Regulation S-K promulgated by the Securities and Exchange Commission.

Directorships

No Director of the Company or person nominated or chosen to become a Director holds any other directorship in any company with a class of securities registered pursuant to section 12 of the Exchange Act or subject to the requirements of section 15(d) of such Act or any other company registered as an investment company under the Investment Company Act of 1940.

Involvement in Certain Legal Proceedings

During the past ten years, no present or former director, executive officer or person nominated to become a director or an executive officer of the Company:

(1) was a general partner or executive officer of any business against which any bankruptcy petition was filed, either at the time of the bankruptcy or two years prior to that time;

(2) was convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3) was subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

(4) was found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a Federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Promoters and Control Persons

None.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers, directors and persons who own more than ten percent of the Company's Common Stock, to file initial reports of beneficial ownership on Form 3, changes in beneficial ownership on Form 4 and an annual statement of beneficial ownership on Form 5, with the SEC.  Such executive officers, directors and greater than ten percent shareholders are required by SEC rules to furnish the Company with copies of all such forms that they have filed.

Based solely on its review of the copies of such forms filed with the SEC electronically, received by the Company and representations from certain reporting persons, the Company believes that for the fiscal year ended December 31, 2010, all the officers, directors and more than 10% beneficial owners complied with the above described filing requirements.

Code of Ethics

Our board of directors has not adopted a code of ethics due to the fact that we presently only have one director and we are in the development stage of our operations. We anticipate that we will adopt a code of ethics when we increase either the number of our directors and officers or the number of our employees.

Audit Committee and Audit Committee Financial Expert

Our board of directors is comprised of one director, who is not an outside independent director, and as of the date hereof we have not established an audit committee. Accordingly, our board of directors presently performs the functions that would customarily be undertaken by an audit committee.

ITEM 11.

EXECUTIVE COMPENSATION

None of our employees is subject to a written employment agreement.

Summary Compensation Table

The Summary Compensation Table shows certain compensation information for services rendered in all capacities for the years ended December 31, 2010 and 2009. Other than as set forth herein, no executive officer's salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Options Awards ($)	Nonequity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All Other Compensation ($)	Total ($)

J. Michael Heil*	2010	0	0	0	0	0	0	0	0
President, Treasurer, Secretary and Director	2009	0	0	0	0	0	0	0	0

      * Mr. Heil resigned from all positions held with the Company on January 10, 2011.

Outstanding Equity Awards at Fiscal Year End

There were no outstanding equity awards at December 31, 2010.

Director Compensation

There is no compensation for the Directors.

Securities Authorized for Issuance Under Equity Compensation Plans

There are no securities authorized for issuance under an equity compensation plan.

Issuer Purchases of Equity Securities

There were no stock repurchases during the year ended December 31, 2010.

ITEM 12.

SECURITY OWNERSHP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

As of March 21, 2011, we had 30,980,000 shares of common stock outstanding which are held by 14 shareholders.  The following table sets forth information known to us regarding beneficial ownership of our common stock as of March 21, 2011 by each person known or believed by us to own, directly or beneficially, more than 5% of our common stock.  Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below, based on information furnished by the owners, have sole investment and voting power over the shares.

Name and Address (1)	Amount and Nature of Beneficial Ownership	Percentage of Class
Aragon Agents Limited On Hing Bldg, 1 On Hing Terrace Central Hong Kong, Hong Kong	3,150,000	10.17%

Maynerva E. Escalante Block 4, Denver St NHA, El Calvador Misamis Oriental, Philippines 9017	10,500,000	33.89%

R. Gordon Jones 393 North Bennett Cir Farmington, UT 84025	5,000,000	16.14%

Ranulfo Lograsa Consular St Fort Bonacafio, Taguig Metro Manila, Philippines 1630	10,500,000	33.89%

Security Ownership of Management

The following table sets forth information known to us regarding beneficial ownership of our common stock as of March 21, 2010 by each of our directors, and all of our officers and directors as a group.  Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below, based on information furnished by the owners, have sole investment and voting power over the shares.

Name and Address (1)	Amount and Nature of Beneficial Ownership	Percentage of Class
Bryant Cragun 53C North Pacific Plaza Towers Ft. Bonifacio Global City, Makati, Philippines 1620 Philippines	0	0.00%

All Officers and Directors as a group (1 individual)	0	0.00%

Changes in Control

These reportable events were reported by us on Form 8K filed with the SEC on March 1, 2010.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

The Company has not been a party to any transactions between persons who were executive officers, directors, or principal stockholders of our corporation during the fiscal years ended December 31, 2010 and 2009.

Except as set forth above, none of the following parties have, since our date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us.

Review, Approval or Ratification of Transactions with Related Persons

Not Applicable.

Promoters and Certain Control Persons

There have been no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which the Company is to be a party, in which any promoter or founder, or any member of the immediate family of any of the foregoing persons, had a material interest.

Director Independence

The Board has determined that none of the Company’s Directors have met the independence requirements based upon the application of objective categorical standards adopted by the Board.  In making a determination regarding a Director’s independence, the Board considers all relevant facts and circumstances, including the Director’s commercial, banking, consulting, legal, accounting, charitable and familial relationships and such other criteria as the Board may determine from time to time.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

During the fiscal year ended December 31, 2010, we incurred approximately $13,000 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended December 31, 2010.

During the fiscal year ended December 31, 2009, we incurred approximately $750 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended December 31, 2009.

Audit-Related Fees

There were no fees billed during the fiscal years ended December 31, 2010 and 2009 for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A.

Tax Fees

There were no fees billed during the fiscal years ended December 31, 2010 and 2009 for professional services rendered by our principal accountant tax compliance, tax advice and tax planning.

All Other Fees

There were no fees billed during the fiscal years ended December 31, 2010 and 2009 for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A.

ITEM 15.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.

Financial Statements.  The Consolidated Balance Sheet of the Media Technologies, Inc., and its subsidiaries as of December 31, 2010 and 2009, the Consolidated Statements of Operations for the period ended December 31, 2010 and 2009, the Consolidated Statements Stockholders’ Equity (Deficit) from December 31, 2008 to December 31, 2010, and Statements of Cash Flows for the period ended December 31, 2010 and 2009, and together with the notes thereto, are included in this Quarterly Report on Form 10-K.

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

MEDIA TECHNOLOGIES, INC.

Dated: March 31, 2011

/s/ Bryant D. Cragun

__________________________________

By: Bryant D. Cragun

Its: President and Secretary

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Dated: March 31, 2011

/s/ Bryant D. Cragun

__________________________________

By: Bryant D. Cragun

Its: Director