Form 10-K/A
period 2010-12-31
MEDIA TECHNOLOGIES, INC.
filed 2011-05-02
CIK 1434111

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

___________

FORM 10-K/A

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

December 31, 2010 and 2009

NOTE 8 – DISCONTINUED OPERATIONS (CONTINUED)

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

ITEM 9A(T).

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

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f).  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an evaluation of the effectiveness of the internal control over financial reporting as of December 31, 2010, using the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal controls over financial reporting were not effective as of the end of the period covered by this report.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  As a result of management’s assessment, management has determined that there is a material weakness due to the lack of segregation of duties.  In order to address and resolve this weakness we will evaluate our resources and endeavor to locate and appoint additional qualified personnel to the pertinent positions as additional resources become available.

This Annual Report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter (our fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: May 2, 2011

/s/ Bryant D. Cragun

By: Bryant D. Cragun

Its: President and Secretary

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Dated: May 2, 2011

/s/ Bryant D. Cragun

By: Bryant D. Cragun

Its: Director