Form 10-Q
period 2011-03-31
MEDIA TECHNOLOGIES, INC.
filed 2011-05-23
CIK 1434111

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2011

Commission file number: 000-53214

MEDIA TECHNOLOGIES, INC.

(Exact name of Registrant as specified in Its Charter)

Nevada	26-1703958
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

495 State Street, Suite 459, Salem, Oregon, 97301

(Address of Principal Executive Offices)

(702) 813-1118

(Registrant's Telephone Number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

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

Yes      . No   X  .

As of May 13, 2011, there were 38,480,000 shares of the issuer's Common Stock, no par value, issued and outstanding.

MEDIA TECHNOLOGIES, INC.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended March 31, 2011

2

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a complete presentation of our financial position, results of operations, cash flows, and stockholders' deficit in conformity with generally accepted accounting principles in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the consolidated results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Our unaudited consolidated balance sheet as of March 31, 2011 and our unaudited consolidated statements of operations for the three month periods ended March 31, 2011 and 2010, and the unaudited consolidated statements of cash flows for the three month periods ended March 31, 2011 and 2010, are attached hereto and incorporated herein by this reference.

MEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	March 31,	December 31,
	2011	2010
	(Unaudited)

ASSETS

CURRENT ASSETS

Cash	$184,744	$23,902
Accounts receivable, net	4,688	-

Total Current Assets	189,432	23,902

FURNITURE AND FIXTURES, NET	79,686	20,709

TOTAL ASSETS	$269,118	$44,611

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	$50,910	$36,061
Customer deposits	5,539	5,539
Related party payable	220,155	210,570
Advances	320,000	-

Total Current Liabilities	596,604	252,170

TOTAL LIABILITIES	596,604	252,170

STOCKHOLDERS' DEFICIT

Preferred stock, par value $0.001; 25,000,000
shares authorized; no shares issued
or outstanding	-	-
Common stock; par value $0.001; 125,000,000
shares authorized; 33,480,000
shares issued and outstanding	33,480	33,480
Additional paid-in capital	67,340	67,340
Accumulated deficit	(428,306)	(308,379)

Total Stockholders' Deficit	(327,486)	(207,559)

TOTAL LIABILITIES AND STOCKHOLDERS'
DEFICIT	$269,118	$44,611

The accompanying notes are an integral part of these consolidated financial statements.

MEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

	For the Three Months Ended
	March 31,
	2011	2010
	(Unaudited)	(Unaudited)

REVENUES	$46,387	$21,858

OPERATING EXPENSES
Consulting	30,617	10,410
Professional fees	66,153	8,348
General and administrative	69,544	4,912
Impairment of goodwill	-	150,594

Total Operating Expenses	166,314	174,264

LOSS BEFORE TAXES	(119,927)	(152,406)

PROVISION FOR INCOME TAXES	-	-

LOSS FROM CONTINUING OPERATIONS	(119,927)	(152,406)

DISCONTINUED OPERATIONS
Loss from discontinued operations	-	(131)
Gain on discontinued operations	-	24,518

Income from Discontinued Operations net of tax	-	24,387

NET LOSS	$(119,927)	$(128,019)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED:
Continuing operations	$(0.00)	$(0.01)
Discontinued operations	0.00	0.00

NET LOSS PER COMMON SHARE - BASIC AND DILUTED	$(0.00)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
- basic and diluted	37,813,333	10,060,444

The accompanying notes are an integral part of these consolidated financial statements.

MEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity (Deficit)
(Unaudited)

					Total
			Additional		Stockholders'
	Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balance, December 31, 2009	30,000,000	$30,000	$(29,340)	$(22,707)	$(22,047)

Issuance of common shares for the acquisition of Speedpal Broadband, Inc.	7,500,000	7,500	(5,000)	-	2,500

Cancellation of common stock	(7,020,000)	(7,020)	4,680	-	(2,340)

Issuance of common shares for cash at $0.10 per share	3,000,000	3,000	97,000	-	100,000

Net loss	-	-	-	(285,672)	(285,672)

Balance, December 31, 2010	33,480,000	33,480	67,340	(308,379)	(207,559)

Net loss	-	-	-	(119,927)	(119,927)

Balance, March 31, 2011	33,480,000	$33,480	$67,340	$(428,306)	$(327,486)

The accompanying notes are an integral part of these consolidated financial statements.

MEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	For the Three Months Ended
	March 31,
	2011	2010
	(Unaudited)	(Unaudited)

OPERATING ACTIVITIES

Net loss from operations	$(119,927)	$(152,406)
Net income (loss) from discontinued operations	-	24,387
Adjustments to reconcile net loss to net cash
used in operating activities:
Impairment of goodwill	-	150,594
Gain on discontinuance	-	(24,518)
Depreciation	2,110
Changes in operating assets and liabilities
Accounts receivable	(4,688)	(8,910)
Accounts payable and accrued expenses	14,849	9,802
Customer deposits	-	-

Net Cash Used in Operating Activities	(107,656)	(1,051)

Net Cash Used in Discontinued Operating Activities	-	(4,641)

INVESTING ACTIVITIES

Cash relinquished in discontinued operations	-	(964)
Purchase of furniture and equipment	(61,087)	-

Net Cash Used in Investing Activities	(61,087)	(964)

FINANCING ACTIVITIES

Proceeds from related party payable	9,585	3,430
Proceeds from advances	320,000	-

Net Cash Provided by Financing Activities	329,585	3,430

NET INCREASE (DECREASE) IN CASH	160,842	(3,226)
CASH AT BEGINNING OF PERIOD	23,902	11,777

CASH AT END OF PERIOD	$184,744	$8,551

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
CASH PAID FOR:
Interest	$-	$-
Income Taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

MEDIA TECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements

March 31, 2011 and 2010

(Unaudited)

NOTE 1 - ORGANIZATION

Media Technologies, Inc. (“Company”) was incorporated under the laws of the State of Nevada on April 16, 2007.  On February 26, 2010 (the “Closing Date”), the Company entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with Speedpal Broadband, a Nevada corporation (“Speedpal”), and the sole shareholder of Speedpal, pursuant to which the Company acquired 100% of the issued and outstanding capital stock of Speedpal (the “Speedpal Acquisition”).  Pursuant to the terms of the Share Exchange Agreement, the Company issued 2,500,000 shares of its common stock to the Speedpal shareholder, in exchange for all the issued and outstanding capital stock of Speedpal, thereby making Speedpal a wholly-owned subsidiary of the Company.

Concurrently with the Closing of the Speedpal Acquisition, the principal shareholders of the Company, sold 7,000,000 of their 9,340,000 shares in the Company to two independent, un-related individuals, and the operations of the current appraisal service business of the Company was transferred to John S. Chidester and Kathleen Chidester, in consideration of the cancellation of 2,340,000 shares of the Company’s common stock, the balance of their shares of common stock in the Company. Speedpal is engaged in the business of providing high speed broadband internet services to both residential and commercial customs.

On January 12, 2011, the Company executed a Share Exchange Agreement pursuant to which it acquired 100% of the issued and outstanding capital stock of TechTV Media, Inc., a Nevada Corporation (“TechTV”), and as a result, TechTV became a wholly-owned subsidiary of the Company.  TechTV is engaged in the business of providing, installing, selling and managing advertisement insertion systems.  The systems enable local cable television providers to insert advertising onto network channels on their cable systems.  TechTV shares in the revenues generated from advertising with the advertising agencies and the cable system operators.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Interim results are not necessarily indicative of the results for the full year.  These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2010 and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on May 2, 2011.

The consolidated financial statements include all accounts of the Company as of March  31, 2011 and 2010 and for the interim periods then ended; all accounts of TechTV as of March  31, 2011 and for the the period from January 12, 2011 (date of acquisition) through March 31, 2011.  Speedpal is included as of March 31, 2011 and for the period from February 26, 2010 (date of acquisition) through March 31, 2011.  All inter-company balances and transactions have been eliminated.

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

MEDIA TECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements

March 31, 2011 and 2010

(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair value of financial instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and has adopted paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels.  The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.

The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, accounts payable and accrued expenses, customer deposits and advances approximate their fair values because of the short maturity of these instruments.

The Company has no assets or liabilities measured at fair value on a recurring basis or a non-recurring basis; consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at March 31, 2011 or December 31, 2010; no gains or losses are reported in the consolidated statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the interim period ended March 31, 2011 or 2010.

Fair value of non-financial assets and impairment of long-lived assets

The Company has adopted paragraph 360-10-35-17 of the FASB Accounting Standards Codification for its long-lived assets. The Company’s long-lived assets, which include furniture and fixtures are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

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

MEDIA TECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements

March 31, 2011 and 2010

(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company determined that there were no impairments of long-lived assets as of March 31, 2011 or December 31, 2010.

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

Furniture and fixtures

Furniture and fixtures are recorded at cost.  Expenditures for major additions and betterments are capitalized.  Maintenance and repairs are charged to operations as incurred.  Depreciation of Furniture and fixtures is computed by the straight-line method (after taking into account their respective estimated residual values) over the assets estimated useful lives ranging of five (5) years.  Upon sale or retirement of Furniture and fixtures, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in the consolidated statements of operations.  Leasehold improvements, if any, are amortized on a straight-line basis over the term of the lease or the estimated useful lives, whichever is shorter.  Upon becoming fully amortized, the related cost and accumulated amortization are removed from the accounts.

MEDIA TECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements

March 31, 2011 and 2010

(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Net Loss Per Common Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period.  There were no potentially dilutive shares outstanding as of March 31, 2011 or 2010.

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

MEDIA TECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements

March 31, 2011 and 2010

(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

MEDIA TECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements

March 31, 2011 and 2010

(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

MEDIA TECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements

March 31, 2011 and 2010

(Unaudited)

NOTE 3 - GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit of $428,306 at March 31, 2011, with a net loss from continuing operations of $119,927 and net cash used in operating activities of $107,656 for the interim period then ended, respectively.

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

NOTE 4 - ACQUISITION

On January 12, 2011, the Company executed a Share Exchange Agreement pursuant to which we acquired 100% of the issued and outstanding capital stock of TechTV Media, Inc., a Nevada Corporation (“TechTV”), in exchange for 5,000,000 shares of its common stock.  As a result of the stock-for-stock exchange, TechTV will become a wholly-owned subsidiary of the Company.

As consideration for the purchase, the Company has issued 5,000,000 shares of the Common stock of MDTC, $0.001 par value per share, into an escrow account, for the future transfer to the prior shareholder of TechTV.  The exchange of the total 5,000,000 shares of the Company’s Common Stock, is subject to and based upon TechTV securing 500,000 new subscriptions during the period commencing on January 12, 2011 and ending on the second year anniversary date thereof.    The escrow holder shall release a certificate representing 625,000 MDTC shares for each 62,500 subscribers secured under TechTV contracts.

 On the date of acquisition, TechTV had no tangible assets and no liabilities and because the 5,000,000 share purchase price is contingent upon TechTV acquiring a customer base, no acquisition price has been recorded.  The Company will record the acquisition of TechTV’s customer base as each milestone is reached and the shares are released from escrow.  The Company will at this time record an intangible asset—customer base—and amortize it over the expected life of the acquired contracts.

MEDIA TECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements

March 31, 2011 and 2010

(Unaudited)

NOTE 4 - ACQUISITION (CONTINUED)

The following Pro forma Statement of Operations presents the combined operations on a pro forma basis as if the acquisition occurred on January 1, 2011:

	For the Three
	Months Ended
	March 31, 2011
	Media Technologies, Inc.	TechTV Media, Inc.	Pro Forma Combined Total
Revenues	$21,858	$-	$21,858
General and Administrative	23,670	-	23,670
Other Income (Expenses)	(152,406)	-	(152,406)
Loss from Discontinued Operations	24,387	-	24,387
NET LOSS	$(82,491)	$-	$(82,491)

NOTE 5 - RELATED PARTY TRANSACTIONS

As of March 31, 2011, the Company owed $220,155 to related parties for funds advanced for its operations. The advances are due upon demand, unsecured and non-interest bearing.

NOTE 6 - ADVANCES

During the three months ended March 31, 2011 the Company received advances totaling $320,000 from a non-related party in order to finance the continued development of the Company’s newly acquired ad insertion technology.  The advances are non-interest bearing, due on demand and are not collateralized.

NOTE 7 - STOCKHOLDERS’ DEFICIT

Issuance of common shares

On January 12, 2011, the Company issued 5,000,000 shares of its common stock into an escrow account, for the future transfer to the TechTV shareholder, in exchange for all of the issued and outstanding capital stock of TechTV.  The shares are currently held in escrow until the performance milestones detailed in the share exchange agreement have been reached.

NOTE 8 - SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date through the date these financial statements were issued.  The Management of the Company determined that there were no reportable events that occurred during that subsequent period to be disclosed.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report.  Some of the information in this quarterly report contains forward-looking statements, including statements related to anticipated operating results, margins, growth, financial resources, capital requirements, adequacy of the Company's financial resources, trends in spending on research and development, the development of new markets, the development, regulatory approval, manufacture, distribution, and commercial acceptance of new products, and future product development efforts.  Investors are cautioned that forward-looking statements involve risks and uncertainties, which may affect our business and prospects, including but not limited to, the Company's expected need for additional funding and the uncertainty of receiving the additional funding, changes in economic and market conditions, acceptance of our products by the health care and reimbursement communities, new development of competitive products and treatments, administrative and regulatory approval and related considerations, health care legislation and regulation, and other factors discussed in our filings with the Securities and Exchange Commission.

After the acquisition of SpeedPal Broadband, Inc., on February 26, 2010, the Company discontinued its prior commercial appraisal business.  The figures presented in the financial statements for the three months ended March 31, 2011 and 2010 reflect the continuing operations of the Company’s subsidiary, SpeedPal Broadband, Inc. from the date of acquisition for the periods presented.

THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

Revenues – Our revenue is derived from the sale of high-speed broadband internet service.  Sales for the three months ended March 31, 2011 totaled $46,387compared to $21,858 for the same period last year.  Sales increased $24,529 or 112% due primarily to the increase in the number of customers.

Operating Expenses- Operating expenses totaled $166,314 and $23,670 for the three months ended March 31, 2011 and 2010 respectively, an increase of $142,644 or 602%.  The increase is due to an increase in commissions from $10,410 to $30,617, an increase of $20,207, relating to commissions paid for new customers, an increase in professional fees from $8,348 to $66,153, an increase of $57,805 relating to the cost of accounting, audit and legal fees associated with our filings and an increase in general and administrative expenses of $64,632, from $4,912 to $69,544 related to the growth of the business.

Other – The Company had no “Other” income or expense during the three months ended March 31, 2011.  During the three months ended March 31, 2010 the Company recognized an impairment of goodwill expense of $150,594 related to the acquisition of SpeedPal Broadband.

Also, during the three month period ended March 31, 2010 the Company incurred a loss of $(131) from its discontinued appraisal business along with a onetime gain of $24,518 related to the sale of that business.  This gain is the result of the discharge of liabilities in excess of assets.

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended March 31, 2011, we realized net proceeds of $9,585 from borrowings from related parties and $320,000 gross proceeds from advances made by an unrelated third party.  We have used these proceeds to fund ongoing operations.  At March 31, 2011, we had available cash of $184,744.  The Company expects to continue to rely on related parties on an as needed basis and to raise capital through stock offerings until such time that we are able to generate cash from operations sufficient for our needs.  We are currently exploring the possibility of additional alternative financing, but there is no assurance that we will be able to secure financing on favorable terms or at all.

At March 31, 2011, we had total current assets of $189,432 and total current liabilities of $596,604 resulting in a working capital deficit of $407,172.  Current assets consist of cash.  Current liabilities consists of accounts payable and accrued expenses of  $50,910, customer deposits of $5,539, related party payables of $210,155 and stock subscriptions payable of $320,000.  At March 31, 2010 we had total current assets of $23,902 and total current liabilities of $252,170 resulting in a working capital deficit of $228,268.

Net cash used by continuing operating activities was $107,656 and $920 for the year three months ended March 31, 2011 and 2010 respectively.  The increase is related to the growth of the business.

Net cash used in investing activities was $61,087, related to the purchase of furniture and equipment, for three months ended March 31, 2011.  During the three months ended March 31, 2010, $964 was related to cash relinquished in discontinued operations.

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by § 229.10(f)(1) and are not required to provide the information under this item.

Item 4T - Controls and Procedures

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

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f).  Management conducted an evaluation of the effectiveness of the internal control over financial reporting as of March 31, 2011, using the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Based on the evaluation of the effectiveness of the internal controls over financial reporting as of March 31, 2011, management has concluded that our internal controls over financial reporting were effective as of the end of the period covered by this report.

This Report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this report.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

The Company is not aware of pending claims or assessments, other than as described above, which may have a material adverse impact on the Company’s financial position or results of operations.

Item 1a - Risk Factors

We are a smaller reporting company as defined by § 229.10(f)(1) and are not required to provide the information under this item.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

On January 12, 2011, the Company issued 5,000,000 shares of its common stock to the TechTV shareholder, in exchange for all of the issued and outstanding capital stock of TechTV (See Note 4).  The shares are currently held in escrow until the performance milestones detailed in the share exchange agreement have been reached.

Item 3 - Defaults upon Senior Securities

None.

Item 5 - Other Information

None.

Item 6 - Exhibits

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

Dated: May 23, 2011

/s/ Bryant D. Cragun

By: Bryant D. Cragun

Its: President and Secretary

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Dated: May 23, 2011

/s/ Bryant D. Cragun

By: Bryant D. Cragun

Its:  Director