Form 10-Q
period 2011-06-30
MEDIA TECHNOLOGIES, INC.
filed 2011-08-15
CIK 1434111

_____________________________________________________________________________________

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2011

Commission file number: 000-53214

MEDIA TECHNOLOGIES, INC.

 (Exact name of Registrant as specified in Its Charter)

Nevada	26-1703958
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2360 Corporate Circle, Suite 425, Henderson, Nevada 89703 (Address of Principal Executive Offices)

(858) 436-3350

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

As of August 11, 2011, there were 31,083,240 shares of the issuer's Common Stock, no par value, issued and outstanding.

MEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q

For the Quarterly Period Ended June 30, 2011

ii

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a complete presentation of our financial position, results of operations, cash flows, and stockholders' deficit in conformity with generally accepted accounting principles in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the consolidated results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Our unaudited condensed consolidated balance sheet as of June 30, 2011 and our unaudited condensed consolidated statements of operations for the three month and six month periods ended June 30, 2011 and 2010, condensed consolidated statement of stockholders equity (deficit) and the unaudited condensed consolidated statements of cash flows for the three month and six month periods ended June 30, 2011 and 2010, are attached hereto and incorporated herein by this reference.

MEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	June 30	December 31,
	2011	2010
	(Unaudited)

ASSETS

CURRENT ASSETS

Cash	$124,458	$23,902
Accounts receivable, net	3,846	-

Total Current Assets	128,304	23,902

EQUIPMENT, NET	207,965	20,709

TOTAL ASSETS	$336,269	$44,611

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$24,465	$36,061
Customer deposits	-	5,539
Related party payable	236,205	210,570

Total Current Liabilities	260,670	252,170

TOTAL LIABILITIES	260,670	252,170

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, par value $0.001; 25,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock; par value $0.001; 125,000,000 shares authorized; 32,980,000 and 33,480,000 shares issued and outstanding, respectively	32,980	33,480
Additional paid-in capital	557,840	67,340
Accumulated deficit	(515,221)	(308,379)

Total Stockholders' Equity (Deficit)	75,599	(207,559)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$336,269	$44,611

The accompanying notes are an integral part of these consolidated financial statements.

MEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES	$43,349	$27,578	$89,736	$52,645

OPERATING EXPENSES
Consulting	45,111	21,468	75,728	37,033
Professional fees	54,838	30,704	120,991	24,246
General and administrative	30,315	18,489	99,859	36,261
Impairment of goodwill	-	-	-	150,594

Total Operating Expenses	130,264	70,661	296,578	248,134

LOSS BEFORE TAXES	(86,915)	(43,083)	(206,842)	(195,489)

PROVISION FOR INCOME TAXES	-	-	-	-

LOSS FROM CONTINUING OPERATIONS	(86,915)	(43,083)	(206,842)	(195,489)

DISCONTINUED OPERATIONS
Loss from discontinued operations	-	-	-	(131)
Gain on discontinued operations	-	-	-	24,518

Income from Discontinued Operations net of tax	-	-	-	24,387

NET LOSS	$(86,915)	$(43,083)	$(206,842)	$(171,102)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED:
Continuing operations	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Discontinued operations	0.00	0.00	0.00	0.00

NET LOSS PER COMMON SHARE - BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.01)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - basic and diluted	31,131,934	30,416,000	31,520,147	30,342,099

The accompanying notes are an integral part of these consolidated financial statements.

MEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	For the Six Months Ended
	June 30,
	2011	2010
	(Unaudited)	(Unaudited)

OPERATING ACTIVITIES

Loss from continuing operations	$(206,842)	$(195,489)
Income from discontinued operations	-	24,387
Adjustments to reconcile net loss to net cash used in operating activities:

Impairment of goodwill	-	150,594
Gain on discontinuance	-	(24,387)
Depreciation	6,333	214
Changes in operating assets and liabilities
Accounts receivable	(3,846)	-
Accounts payable and accrued expenses	(11,596)	25,341
Customer deposits	(5,539)	5,539

Net Cash Used in Operating Activities	(221,490)	(13,800)

Net Cash Used in Discontinued Operating Activities	-	(4,641)

INVESTING ACTIVITIES

Cash relinquished in discontinued operations	-	(964)
Purchase of furniture and equipment	(193,590)	(4,289)

Net Cash Used in Investing Activities	(193,590)	(5,253)

FINANCING ACTIVITIES

Proceeds from related party payable	25,635	23,981
Proceeds from sale of common stock	490,000	-

Net Cash Provided by Financing Activities	515,635	23,981

	100,556	286
CASH AT BEGINNING OF PERIOD	23,902	-

CASH AT END OF PERIOD	$124,458	$286

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
CASH PAID FOR:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

MEDIA TECHNOLOGIES, INC.

Notes to the Condensed Consolidated Financial Statements

June 30, 2011 and 2010

(Unaudited)

NOTE 1 - ORGANIZATION

Media Technologies, Inc. (“MDTC” or the “Company”) was incorporated under the laws of the State of Nevada on April 16, 2007.  On February 26, 2010, the Company acquired 100% of the issued and outstanding capital stock of Speedpal Broadband, Inc. a Nevada corporation (“Speedpal”), and as a result Speedpal became a wholly-owned subsidiary of the Company.  Speedpal is engaged in the business of providing high speed broadband internet services to both residential and commercial customs.

On January 12, 2011, the Company acquired 100% of the issued and outstanding capital stock of TechTV Media, Inc., a Nevada Corporation (“TechTV”), and as a result, TechTV became a wholly-owned subsidiary of the Company.  TechTV is engaged in the business of providing, installing, selling and managing advertisement insertion systems.  The systems enable local cable television providers to insert advertising onto network channels on their cable systems.  TechTV shares in the revenues generated from advertising with the advertising agencies and the cable system operators.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation– unaudited interim financial information

The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”) for interim reporting.  As such, certain information and disclosures typically required by U.S. GAAP for complete financial statements have been condensed or omitted.    The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Interim results are not necessarily indicative of the results for the full year.  These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2010 and notes thereto contained in the Company’s Annual Report on Form 10-KA filed with the SEC on May 2, 2011.

Principle of consolidation

The consolidated financial statements include all accounts of the Company as of June 30, 2011 and 2010 and for the interim periods then ended; all accounts of TechTV as of June 30, 2011 and for the period from January 12, 2011 (date of acquisition) through June 30, 2011.  Speedpal is included as of June 30, 2011 and for the period from February 26, 2010 (date of acquisition) through June 30, 2011.  All inter-company balances and transactions have been eliminated.

Reclassifications

Certain prior year amounts in the accompanying condensed financial statements have been reclassified to conform to the current year’s presentation.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and reporting period.

The Company’s significant estimates include income taxes provision and valuation allowance of deferred tax assets; the fair value of financial instruments; and the assumption that the Company will continue as a going concern.  Those significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to those estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

Management regularly reviews its estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such reviews, and if deemed appropriate, those estimates are adjusted accordingly.  Actual results could differ from those estimates.

MEDIA TECHNOLOGIES, INC.

Notes to the Condensed Consolidated Financial Statements

June 30, 2011 and 2010

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

Fair value of financial instruments on a recurring basis

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

Transactions involving related parties cannot be presumed to be carried out on an arm's-length basis, as the requisite conditions of competitive, free-market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm's-length transactions unless such representations can be substantiated.

It is not however, practical to determine the fair value of advances from stockholders due to their related party nature.

MEDIA TECHNOLOGIES, INC.

Notes to the Condensed Consolidated Financial Statements

June 30, 2011 and 2010

(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Carrying value, recoverability and impairment of long-lived assets

The Company has adopted paragraph 360-10-35-17 of the FASB Accounting Standards Codification for its long-lived assets. The Company’s long-lived assets, which includes equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

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

The Company considers the following to be some examples of important indicators that may trigger an impairment review: (i) significant under-performance or losses of assets relative to expected historical or projected future operating results; (ii) significant changes in the manner or use of assets or in the Company’s overall strategy with respect to the manner or use of the acquired assets or changes in the Company’s overall business strategy; (iii) significant negative industry or economic trends; (iv) increased competitive pressures; (v) a significant decline in the Company’s stock price for a sustained period of time; and (vi) regulatory changes.  The Company evaluates acquired assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events.

The key assumptions used in management’s estimates of projected cash flow deal largely with forecasts of sales levels, gross margins, and operating costs.  These forecasts are typically based on historical trends and take into account recent developments as well as management’s plans and intentions.  Factors, such as increased competition or a decrease in the desirability of the Company’s products, could lead to lower projected sales levels, which would adversely impact cash flows.  A significant change in cash flows in the future could result in an impairment of long lived assets.

The impairment charges, if any, is included in operating expenses in the accompanying consolidated statements of income and comprehensive income (loss).

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

Equipment and furnishings

Equipment and furnishings are recorded at cost.  Expenditures for major additions and betterments are capitalized.  Maintenance and repairs are charged to operations as incurred.  Depreciation of equipment and furnishings is computed by the straight-line method (after taking into account their respective estimated residual values) over the assets estimated useful lives ranging of five (5) years.  Upon sale or retirement of equipment and furnishings, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in the consolidated statements of operations.  Leasehold improvements, if any, are amortized on a straight-line basis over the term of the lease or the estimated useful lives, whichever is shorter.  Upon becoming fully amortized, the related cost and accumulated amortization are removed from the accounts.

MEDIA TECHNOLOGIES, INC.

Notes to the Condensed Consolidated Financial Statements

June 30, 2011 and 2010

(Unaudited)

Related parties

The Company follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions.

Pursuant to Section 850-10-20 the Related parties include a. affiliates of the Company; b. Entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; c. trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d. principal owners of the Company; e. management of the Company; f. other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g. Other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: a. the nature of the relationship(s) involved b. description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c. the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d. amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

Commitments and contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s consolidated financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed. Management does not believe, based upon information available at this time, that these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. However, there is no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows.

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

MEDIA TECHNOLOGIES, INC.

Notes to the Condensed Consolidated Financial Statements

June 30, 2011 and 2010

(Unaudited)

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

The estimated future tax effects of temporary differences between the tax basis of assets and liabilities are reported in the accompanying consolidated balance sheets, as well as tax credit carry-backs and carry-forwards. The Company periodically reviews the recoverability of deferred tax assets recorded on its consolidated balance sheets and provides valuation allowances as management deems necessary.

Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In addition, the Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. In management’s opinion, adequate provisions for income taxes have been made for all years. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary

Net loss per common share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period.  There were no potentially dilutive shares outstanding as of June 30, 2011 or 2010.

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

MEDIA TECHNOLOGIES, INC.

Notes to the Condensed Consolidated Financial Statements

June 30, 2011 and 2010

(Unaudited)

Recent accounting pronouncements

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-06 “Fair Value Measurements and Disclosures (Topic 820) Improving Disclosures about Fair Value Measurements”, which provides amendments to Subtopic 820-10 that requires new disclosures as follows:

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

MEDIA TECHNOLOGIES, INC.

Notes to the Condensed Consolidated Financial Statements

June 30, 2011 and 2010

(Unaudited)

NOTE 3 - GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As reflected in the accompanying condensed consolidated financial statements, the Company had an accumulated deficit of $515,221 at June 30, 2011, with a net loss from continuing operations of $206,842 and net cash used in operating activities of $221,490 for the interim period then ended, respectively.

While the Company is attempting to generate sufficient revenues, the Company’s cash position may not be significant enough to support the Company’s daily operations.  Management believes that the actions presently being taken to further implement its business plan and generate additional revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to increase revenues and in its ability to raise additional funds, there can be no assurances to that effect. The Company’s ability to continue as a going concern is dependent upon its ability to achieve profitable operations or obtain adequate financing.  The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 - ACQUISITION

On January 12, 2011, the Company executed a Share Exchange Agreement pursuant to which we acquired 100% of the issued and outstanding capital stock of TechTV Media, Inc., a Nevada Corporation (“TechTV”), in exchange for 5,000,000 shares of the Company’s common stock.  As a result of the stock-for-stock exchange, TechTV became a wholly-owned subsidiary of the Company.

MEDIA TECHNOLOGIES, INC.

Notes to the Condensed Consolidated Financial Statements

June 30, 2011 and 2010

(Unaudited)

NOTE 4 – ACQUISITION (CONTINUED)

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

On May 5, 2011 pursuant to an agreement between the Company and the selling shareholder of TechTV, the number of shares issued to acquire TechTV was reduced to 3,500,000, which shares are currently held in escrow until the performance milestones detailed in the share exchange agreement have been reached. On July 12, 2011, the initial tranche of 437,500 restricted shares were released from escrow as a result of TechTV reaching the initial milestone.

 On the date of acquisition, TechTV had no tangible assets and no liabilities and because the 5,000,000 share purchase price is contingent upon TechTV acquiring a customer base, no acquisition price has been recorded.  The Company will record the acquisition of TechTV’s customer base as each milestone is reached and the shares are released from escrow.  As of the filing of this interim report none of the milestones have been reached and no shares have been released from escrow.

NOTE 5 - EQUIPMENT

Equipment consists of the following at June 30, 2011 and December 31, 2010.

	June 30, 2010	December 31, 2010
Equipment	$215,340	$21,750
Less accumulated depreciation	(7,375)	(1,041)
	$207,965	$20,709

For the three months ended June 30, 2011 and 2010 depreciation expenses totaled $2,110 and $0, respectively.  For the six months ended June 30, 2011 and 2010 depreciation expenses totaled $6,333 and $214, respectively.

NOTE 6 – RELATED PARTY TRANSACTIONS

As of June 30, 2011 and December 31, 2010, the Company owed $236,205 and $210,570, respectively, to related parties for funds advanced for its operations. The advances are unsecured, non-interest bearing, and due upon demand.

NOTE 7 - STOCKHOLDERS’ EQUITY (DEFICIT)

Issuance of common shares

On January 12, 2011, the Company issued 5,000,000 shares of its common stock into an escrow account, for the future transfer to the TechTV shareholder, in exchange for all of the issued and outstanding capital stock of TechTV.  The shares are currently held in escrow until the performance milestones detailed in the share exchange agreement have been reached.

On May 5, 2011, the Company issued 2,133,333 shares of common stock at $0.15 per shares for an aggregate total of $320,000.

On June 6, 2011, the Company issued 1,336,667 shares of common stock at $0.124 per shares for an aggregate total of $170,000.

MEDIA TECHNOLOGIES, INC.

Notes to the Condensed Consolidated Financial Statements

June 30, 2011 and 2010

(Unaudited)

NOTE 7 - STOCKHOLDERS’ DEFICIT (CONTINUED)

Cancellation of common shares

On January 12, 2011, the Company cancelled 7,500,000 shares of common stock in accordance with the Agreement, Consent and Waiver executed by a former officer and director of Media Technologies, Inc.

On May 5, 2011, the Company cancelled 1,500,000 shares of common stock in accordance of the Agreement and Consent which reduced the number of shares to be issued in connection with the acquisition of TechTV Media, Inc. from 5,000,000 shares to 3,500,000.

NOTE 8 - SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued.  The Management of the Company determined that there were reportable subsequent events to be disclosed.

Under the terms of the Merger Agreement, the Company will acquire all of the outstanding equity interest of OWL, a private company for 14,103,240 restricted common shares of the Company.  The merger was approved by the shareholders of OWL on July 29, 2011. The agreement and Plan of Merger dated June 14, 2011 was filed as an exhibit to Form 8K.  In connection with the merger certain shareholders of the Company agreed and the Company will cancel 16,000,000 common shares.  After the issuances and cancellation of common shares the Company has 31,083,240 shares issued and outstanding.

In additions as a result of the agreement and Plan of Merger, the Company entered into twelve month Lock-Up Agreements with two shareholders and employee’s family irrevocable trusts.  The same individuals family irrevocable trusts agreed to indemnify the Company with regard to certain claims.  The Lock-Up and Indemnification Agreement are attached as exhibits to the Form 8-K filed on August 1, 2011.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

The Private Securities Litigation Reform Act of 1995 (the "Act") provides a safe harbor for forward-looking statements made by or on behalf of the Company. The Company and its representatives may from time to time make written or oral forward-looking statements, including statements contained in this report and in our other filings with the Securities and Exchange Commission (the "SEC"). These statements use words such as "believes," "expects," "intends," "plans," "may," "will," "should," "anticipates," and other similar expressions. All statements that address operating performance, events, or developments that the Company expects or anticipates will occur in the future, including statements relating to volume growth, share of sales or statements expressing general optimism about future operating results, are forward-looking statements within the meaning of the Act. The forward-looking statements are based on management's current views and assumptions regarding future events and operating performance. We cannot assure that anticipated results will be achieved since actual results may differ materially because of risks and uncertainties. We do not undertake to revise these statements to reflect subsequent developments.

Management cautions that these statements are qualified by their terms and/or important factors, many of which are outside the control of the Company and involve a number of risks, uncertainties and other factors that could cause actual results and events to differ materially from the statements made, including but not limited to the following:

•

The Company’s ability to generate sufficient cash flows to support capital plans, general operating activities and service debt;

•

The Company has currently delayed payments to certain vendors and debt holders and may continue to do so.

•

Loss of key employees, vendors or customers;

•

The effects of competition from other broadband and cable advertising insertion companies;

•

The introduction of new competitive products and/or services;

•

Laws and regulations and/or changes therein including changes in accounting standards, taxation requirements (including tax rate changes, new tax laws and revised tax law interpretations);

•

The Company’s ability to penetrate new markets;

•

Unforeseen economic and political changes;

•

Volatility of stock prices may restrict opportunities;

The foregoing list of important factors and other risks detailed from time to time in the Company’s reports filed with the SEC is not exhaustive.

You are strongly encouraged to consider these factors when evaluating forward-looking statements in this report. The Company undertakes no responsibility to update any forward-looking statements contained in this report.

THE THREE MONTHS ENDED JUNE 30, 2011 AND 2010

Revenues – Our revenue is derived from the sale of high-speed broadband internet service.  Sales for the three months ended June 30, 2011 totaled $43,349 compared to $27,468 for the same period last year.  Sales increased $15,881 or 58% due primarily to the increase in the number of customers.

Operating Expenses- Operating expenses totaled $130,265 and $70,661 for the three months ended June 30, 2011 and 2010 respectively, an increase of $59,604 or 84%.  The increase is due to an increase in commissions from $21,468 to $45,111, an increase of $23,643, relating to commissions paid for new customers for primarily TechTV, an increase in professional fees from $30,704 to $54,838, an increase of $24,134 relating to the cost of accounting, audit and legal fees associated with our filings and an increase in general and administrative expenses of $11,827, from $18,489 to $30,316 related to the growth of the business.

Other – The Company had no “Other” income or expense during the three months ended June 30, 2011.

THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010

Revenues – Our revenue is derived from the sale of high-speed broadband internet service.  Sales for the six months ended June 30, 2011 totaled $89,736 compared to $52,645 for the same period last year.  Sales increased $37,091 or 70% due primarily to the increase in the number of customers.

Operating Expenses- Operating expenses totaled $296,579 and $248,134 for the six months ended June 30, 2011 and 2010 respectively, an increase of $48,445 or 20%.  The increase is due to an increase in commissions from $37,033 to $75,728, an increase of $38,695, relating to commissions paid for new customers primarily in connection with TechTV advertising insertion business, an increase in professional fees from $24,246 to $120,991, an increase of $96,745 relating to the cost of accounting, audit and legal fees associated with our filings and an increase in general and administrative expenses of $63,599, from $36,261 to $99,860 related to the growth of the business.

Other – The Company had no “Other” income or expense during the six months ended June 30, 2011.  During the six months ended June 30, 2010 the Company recognized an impairment of goodwill expense of $150,594 related to the acquisition of SpeedPal Broadband.

Also, during the six month period ended June 30, 2010 the Company incurred a loss of $(131) from its discontinued appraisal business along with a onetime gain of $24,518 related to the sale of that business.  This gain is the result of the discharge of liabilities in excess of assets.

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended June 30, 2011, we realized net proceeds of $25,635 from borrowings from related parties and $490,000 gross proceeds from sales of common stock.  After fund ongoing operations and equipment purchases, the Company had available cash of $124,458 as of June 30, 2011.  The Company expects to realize revenue from its Tech TV subsidiary for the first time in the third quarter of 2011.  This increase in revenue should provide some cash for operations but the Company will continue to rely on related parties on an as needed basis and to raise capital through stock offerings or loans until such time that we are able to generate cash from operations sufficient for our needs.  We are currently exploring the possibility of additional alternative financing, but there is no assurance that we will be able to secure financing on favorable terms or at all.

At June 30, 2011, we had total current assets of $128,304 and total current liabilities of $260,670 resulting in a working capital deficit of $132,366.  Current assets consist of cash and a small amount of receivables.  Current liabilities consists of accounts payable and accrued expenses of $24,465 and related party payables of $236,205.  At March 31, 2010 we had total current assets of $23,902 and total current liabilities of $252,170 resulting in a working capital deficit of $228,268.

Net cash used by continuing operating activities was $221,490 and $13,800 for the year six months ended June 30, 2011 and 2010 respectively.  The increase is related to the growth of the business.

Net cash used in investing activities was $193,590 and $4,289 for the six months ended June 30, 2011 and 2010, respectively, related primarily to the purchase of equipment for TechTV.  During the six months ended June 30, 2010, $964 was related to cash relinquished in discontinued operations.

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

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

On January 12, 2011, the Company issued 5,000,000 shares of its common stock to the TechTV shareholder, in exchange for all of the issued and outstanding capital stock of TechTV (See Note 4).   On May 5, 2011 pursuant to an agreement between the Company and the selling shareholder of TechTV, the number of shares issued to acquired TechTV was reduced to 3,500,000, which shares are currently held in escrow until the performance milestones detailed in the share exchange agreement have been reached. On July 12, 2011, the initial tranche of 437,500 restricted shares were released from escrow  as a result of TechTV reaching the initial milestone.

On May 5, 2011, the Company issued 2,133,333 shares of common stock at $0.15 per shares.  The investor money had been received and recorded as an advance liability in March 2011 balance sheet.  The $320,000 proceeds for the investment are being used as general working capital for the Company.

On June 6, 2011, the Company issued 1,336,667 shares of common stock at $0.124 per shares.   The $170,000 proceeds are being used as general working capital for the Company.

Item 3 - Defaults upon Senior Securities

None.

Item 5 - Other Information

None.

Item 6 - Exhibits

Exhibit
Number	Description of Exhibit
3.01	Articles of Incorporation(1)
3.03	Bylaws(1)
31.01	Certification of Principal Executive Officer and Financial Officer Pursuant to Rule 13a-14(2)
32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act(2)

(1)

Incorporated by reference to our Registration Statement on Form 10 filed on May 1, 2008.

(2)

Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the Undersigned, thereunto duly authorized.

MEDIA TECHNOLOGIES, INC.

Dated: August 15, 2011

/s/ Bryant D. Cragun

By: Bryant D. Cragun

Its: President and Secretary

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Dated: August 15, 2011

/s/ Bryant D. Cragun

By: Bryant D. Cragun

Its:  Director