Form 10-Q/A
period 2011-06-30
MEDIA TECHNOLOGIES, INC.
filed 2011-09-12
CIK 1434111

_____________________________________________________________________________________

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

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

Explanatory Note

The sole purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q (the "Form 10-Q") of Media Technologies, Inc. for the quarterly period ended June 30, 2011, filed with the Securities and Exchange Commission on August 15, 2011, is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.  Exhibit 101 to the Form 10-Q provides the financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q.  This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

PART II - OTHER INFORMATION

Item 6 - Exhibits

Exhibit
Number	Description of Exhibit
3.01	Articles of Incorporation(1)
3.03	Bylaws(1)
31.01	Certification of Principal Executive Officer and Financial Officer Pursuant to Rule 13a-14(2)
32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act(2)
101.INS	XBRL Instance Document(3)
101.SCH	XBRL Taxonomy Extension Schema Document(3)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(3)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document(3)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(3)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(3)

(1)

Incorporated by reference to our Registration Statement on Form 10 filed on May 1, 2008.

(2)

Filed with original Form 10-Q on August 15, 2011.

(3)

XBRL information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and is not subject to liability under those sections, is not part of any registration statement or prospectus to which it relates and is not incorporated or deemed to be incorporated by reference into any registration statement, prospectus or other document.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the Undersigned, thereunto duly authorized.

MEDIA TECHNOLOGIES, INC.

Dated: September 9, 2011

/s/ Bryant D. Cragun

By: Bryant D. Cragun

Its: President and Secretary

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Dated: September 9, 2011

/s/ Bryant D. Cragun

By: Bryant D. Cragun

Its:  Director

3