Form 10-Q
period 2011-09-30
MEDIA TECHNOLOGIES, INC.
filed 2011-11-18
CIK 1434111

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2011

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

Yes      . No  X .

As of November 10, 2011, there were 35,983,240 shares of the issuer's Common Stock, $0.001 par value, issued and outstanding.

MEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q

For the Quarterly Period Ended September 30, 2011

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

Our unaudited condensed consolidated balance sheet as of September 30, 2011 and our unaudited condensed consolidated statements of operations for the three month and nine month periods ended September 30, 2011 and 2010, condensed consolidated statement of stockholders equity (deficit) and the unaudited condensed consolidated statements of cash flows for the three month and nine month periods ended September 30, 2011 and 2010, are attached hereto and incorporated herein by this reference.

MEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	September 30,	December 31,
	2011	2010
	(Unaudited)

ASSETS

CURRENT ASSETS

Cash	$34,145	$23,902
Accounts receivable, net	23,604	-

Total Current Assets	57,749	23,902

EQUIPMENT, Net	309,732	20,709

TOTAL ASSETS	$367,481	$44,611

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$532,525	$36,061
Customer deposits	-	5,539
Advances from related parties	314,506	210,570
Convertible debt	2,135,000	-
Notes payable	100,000	-

Total Current Liabilities	3,082,031	252,170

TOTAL LIABILITIES	3,082,031	252,170

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, par value $0.001; 25,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock; par value $0.001; 125,000,000 shares authorized; 31,083,240 and 33,480,000 shares issued and outstanding, respectively	31,083	33,480
Additional paid-in capital	559,737	67,340
Accumulated deficit	(3,305,370)	(308,379)

Total Stockholders' Equity (Deficit)	(2,714,550)	(207,559)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
	$367,481	$44,611

See accompanying notes to the consolidated financial statements.

MEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES	$49,062	$39,123	$138,798	$91,768

OPERATING EXPENSES
Consulting	44,600	30,640	120,328	67,673
Professional fees	2,116	51,263	123,107	75,509
General and administrative	337,717	10,194	437,576	46,455
Impairment of goodwill	2,385,974	-	2,385,974	150,594

Total Operating Expenses	2,770,407	92,097	3,066,985	340,231

LOSS FROM OPERATIONS	(2,721,345)	(52,974)	(2,928,187)	(248,463)

OTHER INCOME (EXPENSES)
Interest income	31	-	31	-
Interest expense	(22,426)	-	(22,426)	-
Acquisition expense	(46,409)	-	(46,409)	-

Total Other Income (Expense)	(68,804)	-	(68,804)	-

LOSS BEFORE TAXES	(2,790,149)	(52,974)	(2,996,991)	(248,463)

PROVISION FOR INCOME TAXES	-	-	-	-

LOSS FROM CONTINUING OPERATIONS	(2,790,149)	(52,974)	(2,996,991)	(248,463)

DISCONTINUED OPERATIONS
Loss from operations of discontinued operations	-	-	-	(131)
Gain on disposal of discontinued operations	-	-	-	24,518

Income from Discontinued Operations net of tax	-	-	-	24,387

NET LOSS	$(2,790,149)	$(52,974)	$(2,996,991)	$(224,076)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED:
Continuing operations	$(0.09)	$(0.00)	$(0.09)	$(0.01)
Discontinued operations	0.00	0.00	0.00	0.00

NET LOSS PER COMMON SHARE - BASIC AND DILUTED	$(0.09)	$(0.00)	$(0.09)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING- basic and diluted	32,070,192	32,208,261	31,705,510	30,963,956

See accompanying notes to the consolidated financial statements.

MEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	For the Nine Months Ended
	September 30,
	2011	2010
	(Unaudited)	(Unaudited)

OPERATING ACTIVITIES

Loss from continuing operations	$(2,996,991)	$(248,463)
Income from operations of discontinued operations	-	24,387
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	16,988	596
Impairment of goodwill	2,385,974	150,594
Gain on disposal of discontinued operations	-	(24,387)
Changes in operating assets and liabilities
Accounts receivable	(23,604)	-
Accounts payable and accrued expenses	335,490	19,069
Customer deposits	(5,539)	3,254

Net Cash Used in Operating Activities	(287,682)	(74,950)

INVESTING ACTIVITIES

Cash relinquished in discontinued operations	-	(964)
Purchase of furniture and equipment	(306,010)	(9,291)

Net Cash Used in Investing Activities	(306,010)	(10,255)

FINANCING ACTIVITIES

Proceeds from advances from related parties	113,936	44,776
Repayment of advances from related parties	-	(5,500)
Proceeds from sale of common stock	490,000	100,000

Net Cash Provided by Financing Activities	603,936	139,276

Net change in cash	10,243	54,070
CASH AT BEGINNING OF PERIOD	23,902	964

CASH AT END OF PERIOD	$34,145	$55,034

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes to the consolidated financial statements.

MEDIA TECHNOLOGIES, INC.

Notes to the Condensed Consolidated Financial Statements

September 30, 2011 and 2010

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

On July 28, 2011, the Company acquired 100% of the issued and outstanding capital stock of Our World Live, Inc. a Nevada Corporation (“OWL”), and as a result, OWL became a wholly-owned subsidiary of the Company.  OWL is an internet content provider which generates revenue from advertising sponsors, advertising banners and on line product sales of music downloads and concerts.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation – unaudited interim financial information

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

Principle of consolidation

The consolidated financial statements include all accounts of the Company as of September 30, 2011 and 2010 and for the interim periods then ended; all accounts of Speedpal as of September 30, 2011 and 2010, for the interim period ended September 30, 2011 and for the period from February 26, 2010 (date of acquisition) through September 30, 2011; all accounts of TechTV as of September 30, 2011 and for the period from January 12, 2011 (date of acquisition) through September 30, 2011; and all accounts of OWL as of September 30, 2011 and for the period from July 28, 2011 (date of acquisition) through September 30, 2011.  All inter-company balances and transactions have been eliminated.

Reclassifications

Certain prior year amounts in the accompanying condensed financial statements have been reclassified to conform to the current year’s presentation.

MEDIA TECHNOLOGIES, INC.

Notes to the Condensed Consolidated Financial Statements

September 30, 2011 and 2010

(Unaudited)

Use of estimates and assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and reporting period.

The Company’s significant estimates and assumptions include the fair value of the businesses acquired, the fair value of financial instruments, the carrying value, recoverability and impairment of long-lived assets, including the values assigned to and the estimated useful lives of equipment, interest rate, income taxes rate, relate income taxes provision and valuation allowance of deferred tax assets and the assumption that the Company will continue as a going concern.  Those significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to those estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

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

MEDIA TECHNOLOGIES, INC.

Notes to the Condensed Consolidated Financial Statements

September 30, 2011 and 2010

(Unaudited)

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, accounts payable and accrued expenses, approximate their fair values because of the short maturity of these instruments.

The Company’s convertible debt and note payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at September 30, 2011 and December 31, 2010.

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

Carrying value, recoverability and impairment of long-lived assets

The Company has adopted paragraph 360-10-35-17 of the FASB Accounting Standards Codification for its long-lived assets. The Company’s long-lived assets, which include equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

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

The impairment charges, if any, is included in operating expenses in the accompanying consolidated statements of operations.

Cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

MEDIA TECHNOLOGIES, INC.

Notes to the Condensed Consolidated Financial Statements

September 30, 2011 and 2010

(Unaudited)

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

Equipment

Equipment are recorded at cost.  Expenditures for major additions and betterments are capitalized.  Maintenance and repairs are charged to operations as incurred.  Depreciation of equipment is computed by the straight-line method (after taking into account their respective estimated residual values) over the assets estimated useful lives of five (5) years.  Upon sale or retirement of equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in the consolidated statements of operations.  Leasehold improvements, if any, are amortized on a straight-line basis over the term of the lease or the estimated useful lives, whichever is shorter.  Upon becoming fully amortized, the related cost and accumulated amortization are removed from the accounts.

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

MEDIA TECHNOLOGIES, INC.

Notes to the Condensed Consolidated Financial Statements

September 30, 2011 and 2010

(Unaudited)

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

Stock-based compensation for obtaining employee services

The Company accounts for its stock based compensation in which the Company obtains employee services in share-based payment transactions under the recognition and measurement principles of the fair value recognition provisions of section 718-10-30 of the FASB Accounting Standards Codification.  Pursuant to paragraph 718-10-30-6 of the FASB Accounting Standards Codification, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.  The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option-pricing valuation model.  The ranges of assumptions for inputs are as follows:

•

The Company uses historical data to estimate employee termination behavior.  The expected life of options granted is derived from paragraph 718-10-S99-1 of the FASB Accounting Standards Codification and represents the period of time the options are expected to be outstanding.

•	The expected volatility is based on a combination of the historical volatility of the comparable companies’ stock over the contractual life of the options.

•	The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the contractual life of the option.

•	The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the contractual life of the option.

The Company’s policy is to recognize compensation cost for awards with only service conditions and a graded vesting schedule on a straight-line basis over the requisite service period for the entire award.

MEDIA TECHNOLOGIES, INC.

Notes to the Condensed Consolidated Financial Statements

September 30, 2011 and 2010

(Unaudited)

Equity instruments issued to parties other than employees for acquiring goods or services

The Company accounts for equity instruments issued to parties other than employees for acquiring goods or services under guidance of section 505-50-30 of the FASB Accounting Standards Codification (“FASB ASC Section 505-50-30”).  Pursuant to FASB ASC Section 505-50-30, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.  The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur.

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

Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In addition, the Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. In management’s opinion, adequate provisions for income taxes have been made for all years. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary.

The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of Section 740-10-25.

Net loss per common share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent share arrangements, stock options and warrants.

The Company’s wholly owned subsidiary, OWL, currently has potential dilutive shares excluded from the diluted net (loss) per common share calculation for the interim periods ended September 30, 2011 and 2010.   The current convertible debts balance owed by OWL is $2,135,000.  If all of these debts were converted  to common stock of the Company at the $0.50 per share price, the Company would be required to issue 4,270,000 shares of common stock to the convertible debt holders.

MEDIA TECHNOLOGIES, INC.

Notes to the Condensed Consolidated Financial Statements

September 30, 2011 and 2010

(Unaudited)

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

Recent accounting pronouncements

In May 2011, the FASB issued the FASB Accounting Standards Update No. 2011-04 “Fair Value Measurement” (“ASU 2011-04”).  This amendment and guidance are the result of the work by the FASB and the IASB to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and International Financial Reporting Standards (IFRSs).

This update does not modify the requirements for when fair value measurements apply; rather, they generally represent clarifications on how to measure and disclose fair value under ASC 820, Fair Value Measurement, including the following revisions:

•

An entity that holds a group of financial assets and financial liabilities whose market risk (that is, interest rate risk, currency risk, or other price risk) and credit risk are managed on the basis of the entity’s net risk exposure may apply an exception to the fair value requirements in ASC 820 if certain criteria are met. The exception allows such financial instruments to be measured on the basis of the reporting entity’s net, rather than gross, exposure to those risks.

•

In the absence of a Level 1 input, a reporting entity should apply premiums or discounts when market participants would do so when pricing the asset or liability consistent with the unit of account.

•

Additional disclosures about fair value measurements.

The amendments in this Update are to be applied prospectively and are effective for public entity during interim and annual periods beginning after December 15, 2011.

In June 2011, the FASB issued the FASB Accounting Standards Update No. 2011-05 “ Comprehensive Income” (“ASU 2011-05”), which was the result of a joint project with the IASB and amends the guidance in ASC 220, Comprehensive Income, by eliminating the option to present components of other comprehensive income (OCI) in the statement of stockholders’ equity. Instead, the new guidance now gives entities the option to present all nonowner changes in stockholders’ equity either as a single continuous statement of comprehensive income or as two separate but consecutive statements. Regardless of whether an entity chooses to present comprehensive income in a single continuous statement or in two separate but consecutive statements, the amendments require entities to present all reclassification adjustments from OCI to net income on the face of the statement of comprehensive income.

The amendments in this Update should be applied retrospectively and are effective for public entity for fiscal years, and interim periods within those years, beginning after December 15, 2011.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

MEDIA TECHNOLOGIES, INC.

Notes to the Condensed Consolidated Financial Statements

September 30, 2011 and 2010

(Unaudited)

NOTE 3 - GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.

As reflected in the accompanying condensed consolidated financial statements, the Company had an accumulated deficit at September 30, 2011, with a net loss from continuing operations and net cash used in operating activities for the interim period then ended, respectively.

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

TechTV Media, Inc.:

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

On the date of acquisition as amended, TechTV had no tangible assets and no liabilities and because the 3,500,000 share purchase price is contingent upon TechTV acquiring a customer base, no acquisition price has been recorded.  The Company will record the acquisition of TechTV’s customer base as each milestone is reached and the shares are released from escrow.  As of the filing of this interim report none of the milestones have been reached and no shares have been released from escrow.

Our World Live, Inc.:

Effective July 28, 2011, the Company in accordance with an Agreement and Plan of Merger with Our World Live, Inc., a Nevada corporation, acquired OWL through the Merger of OWL with and into a wholly owned subsidiary of the Company, OWL Acquisition, Inc. (the “Merger Sub”).  The Merger Sub being the surviving corporation, and the business of OWL continuing through Merger Sub, under the name Our World Live, Inc., as a wholly-owned subsidiary of the Company.

As a result of the Merger Agreement, each outstanding share of OWL common stock was cancelled, extinguished and converted into and become the right to receive a pro rata portion of the Merger Consideration which shall be equal to the number of shares of  OWL Common Stock held by each OWL Shareholder multiplied by the Exchange Ratio of 0.3333 (the “Exchange Ratio”), rounded, if necessary, up to the nearest whole share of restricted Common Stock of the Company.  Based on the Exchange Ratio, as a result of the Merger, the OWL Shareholders will own approximately 14,103,240 restricted shares of the Company.

A description of the specific terms and conditions of the Merger is set forth in the Merger Agreement filed as an Exhibit 2.01 to the Form 8-K filed by the Company on June 15, 2011 and is incorporated herein by reference.

MEDIA TECHNOLOGIES, INC.

Notes to the Condensed Consolidated Financial Statements

September 30, 2011 and 2010

(Unaudited)

NOTE 5 - EQUIPMENT

Equipment consists of the following at September 30, 2011 and December 31, 2010.

	September 30,2011	December 31, 2010
Equipment	$327,760	$21,750
Less accumulated depreciation	(18,028)	(1,041)
	$309,732	$20,709

For the nine months ended September 30, 2011 and 2010 depreciation expenses totaled $16,988 and $596, respectively.

NOTE 6 – RELATED PARTY TRANSACTIONS

Advances from related parties

From time to time, the Chairman, CEO and significant stockholders of the Company advance funds to the company for working capital purposes.  Those advances are unsecured, non-interest bearing and due on demand.

As of September 30, 2011 and December 31, 2010, the Company owed $314,506 and $210,570, respectively, to related parties for funds advanced for its operations. The advances are unsecured, non-interest bearing, and due upon demand.

NOTE 7 - STOCKHOLDERS’ EQUITY (DEFICIT)

Issuance of common shares

On January 12, 2011, the Company issued 5,000,000 shares of its common stock into an escrow account, for future transfer to the TechTV shareholder, in exchange for all of the issued and outstanding capital stock of TechTV.  The shares are currently held in escrow until the performance milestones detailed in the share exchange agreement have been reached.

On May 5, 2011, the Company issued 2,133,333 shares of common stock at $0.15 per shares for an aggregate total of $320,000.

On June 6, 2011, the Company issued 1,336,667 shares of common stock at $0.124 per shares for an aggregate total of $170,000.

On August 1, 2011, the Company issued 14,103,240 shares of restricted common stock in connection with the acquisition of OWL, effective July 28, 2011.

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

On August 3, 2011, the Company cancelled 16,000,000 shares of common stock in accordance with an agreement with the cancelling shareholders.

MEDIA TECHNOLOGIES, INC.

Notes to the Condensed Consolidated Financial Statements

September 30, 2011 and 2010

(Unaudited)

NOTE 8 – CONTINGENT LIABILITIES

OWL is currently the defendant in civil law cash for collection of $167,853.73 for services purportedly rendered to OWL in or about December 2009 through January 2010.  OWL has answered the complaint and continues to litigate the matter.  OWL believes the complaint is without merit.

NOTE 9 - SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued.  The Management of the Company determined that there were reportable subsequent events to be disclosed.

Effective October 1, 2011 the Company and the Company’s wholly-owned subsidiary OWL has entered into Note Modification Agreements with nine (9) Convertible Note Holders with aggregate unpaid principal balance of $630,000 and Amended and Restated Convertible Promissory Notes with an additional eleven (11) Convertible Note Holders which notes have an aggregate unpaid principal balance of $960,000 which extend the maturity of the related convertible notes to June 30, 2012 and to reflect that the Note is not convertible by holder/lender until after June 30, 2012.  In addition, OWL has requested the remaining eleven (11) Convertible Note Holders which notes have an aggregate unpaid balance of $545,000 to enter into a Note Modification Agreement or Amended and Restated Convertible Promissory note.  As of this filing date these modification have not been received.  The modifications were subject of a Form 8-K filed on October 28, 2011.

On November 1, 2011, the Company issued the following shares of stock:

1,850,000 shares of restricted common stock in payment of a related party debt of $185,000 at $0.10 per share.

1,900,000 shares of restricted common stock in payment of a related party debt of $190,000 at $0.10 per share.

750,000 shares of restricted common stock for services rendered to the Company and agreed to issue an additional 750,000 shares at a rate of 187,500 shares per quarter starting on March 31, 2012 for future services.  The Company will record an expense of $0.10 per share or $75,000 for the share issued in November 2011

250,000 shares of restricted common stock for services rendered to the Company and agreed to issue an additional 250,000 shares at a rate of 62,500 shares per quarter starting on March 31, 2012 for future services.  The Company will record an expense of $0.10 per share or $25,000 for the share issued in November 2011

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

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

THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

Revenues – Our revenue is derived from the sale of high-speed broadband internet service.  Sales for the three months ended September 30, 2011 totaled $49,062 compared to $39,123 for the same period last year.  Sales increased $9,939 or 25.4% due primarily to the TechTV accruing revenue from its advertising insertion business for the first time.

Operating Expenses- Operating expenses totaled $2,770,407 and $92,097 for the three months ended September 30, 2011 and 2010 respectively, an increase of $2,678,310 or 903.1%.  The increase is primarily due to write off of goodwill as impaired of $2,385,974 recorded in connection with the acquisition of OWL subsidiary.  Other increases in operating expenses totaled $292,336 primarily for payroll and consulting expenses of $299,787 in payroll, consulting and operating costs for OWL offset by lower professional expenses the remainder of the Company.

Other – The Company’s “Other” income or expense increase from zero to $68,804 for interest expense and acquisition costs for its new wholly owned subsidiary OWL>

THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

Revenues – Our revenue is derived from the sale of high-speed broadband internet service and for advertising insertion to small cable systems customer feeds.  Sales for the nine months ended September 30, 2011 totaled $138,798 compared to $91,768 for the same period last year.  Sales increased $47,030 or 51.3% due primarily to the realization its initial advertising insertion revenue of $19,405 and the increase in the number of customers for its broadband services.

Operating Expenses- Operating expenses totaled $3,066,985 and $340,231 for the nine months ended September 30, 2011 and 2010 respectively, an increase of $2,726,754 or 801.5%.  The increase is due to an increase in write off of impaired goodwill of 2,235,380 plus the addition $299,787 in operating expenses for its new wholly owned subsidiary OWL.  In addition, operating costs for the remainder of the Company increased by $191,587 due to  commissions from $67,673 to $120,328, an increase of $67,673, relating to commissions paid for new customers primarily in connection with TechTV advertising insertion business, an increase in professional fees from $75,509 to $160,977, an increase of $85,468 relating to the cost of accounting, audit and legal fees associated with our filings and an increase in depreciation expense of $16,907 and other general and administrative expenses of $21,539 related to the growth of the business.

Other – The Company’s had “Other” income or expense for the first time during the nine months ended September 30, 2011 for interest expense and acquisition expense related to its new wholly owned OWL subsidiary.

Also, during the nine month period ended September 30, 2010 the Company incurred a loss of $(131) from its discontinued appraisal business along with a onetime gain of $24,518 related to the sale of that business.  This gain is the result of the discharge of liabilities in excess of assets.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended September 30, 2011, we realized net proceeds of $113,936 from borrowings from related parties and $490,000 gross proceeds from sales of common stock.  After fund ongoing operations and equipment purchases, the Company had available cash of $34,145 as of September 30, 2011.  The Company realized revenue from its Tech TV subsidiary for the first time in the third quarter of 2011.  This increase in revenue should provide some cash for operations in future quarters but the Company will continue to rely on related parties on an as needed basis and to raise capital through stock offerings or loans until such time that we are able to generate cash from operations sufficient for our needs.  We are currently exploring the possibility of additional alternative financing, but there is no assurance that we will be able to secure financing on favorable terms or at all.

At September 30, 2011, we had total current assets of $57,749 and total current liabilities of $3,082,031 resulting in a working capital deficit of $3,024,282.  Of this working capital deficit $2,135,000 are for notes payable convertible to stock. Current assets consist of cash and a small amount of receivables.  Current liabilities consists of accounts payable and accrued expenses of $532,525 and related party payables of $314,506, notes payable convertible to common stock of $2,135,000 and demand notes for $100,000.  At September 30,, 2010 the Company had total current assets of $44,611 and total current liabilities of $252,170 resulting in a working capital deficit of $207,559.

Net cash used by continuing operating activities was $287,682 and $74,950 for the year nine months ended September 30, 2011 and 2010 respectively.  The increase is related to the growth of the business.

Net cash used in investing activities was $306,010 and $10,255 for the nine months ended September 30, 2011 and 2010, respectively, related primarily to the purchase of equipment for TechTV.  During the nine months ended September 30, 2010, $964 was related to cash relinquished in discontinued operations.

TechTV has made significant progress in its cable insertion business in 2011. It is currently operating 93 cable ad insertion systems in 32 states reaching 392,000 cable television household subscribers.  It is in negotiation for an additional sixteen systems which would bring its subscriber base to over 500,000. TechTV started receiving revenues in the third quarter 2011 and expects its revenue to ramp up to $1 to $2 per subscriber over the next year. TechTV sees substantial opportunity for growth and will continue to add systems and subscribers for the foreseeable future.

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

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

The Company, wholly owned subsidiary OWL, is defending a collection lawsuit demanding $167,853.73 for services purportedly rendered during December 2009 and January 2010.  What services purportedly rendered for a party which the plaintiff contracted with and not OWL.  Management does not believe it owes the plaintiff anything and has not reserved an expense.  The Company is not aware of other pending claims or assessments, other than as described above, which may have a material adverse impact on the Company’s financial position or results of operations.

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

On August 1, 2011, the Company issued 14,103,240 shares of restricted common stock in connection with the acquisition of OWL, effective July 28, 2011.

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

Dated: November 21, 2011

/s/ Bryant D. Cragun

By: Bryant D. Cragun

Its: President and Secretary

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Dated: November 21, 2011

/s/ Bryant D. Cragun

By: Bryant D. Cragun

Its:  Director